Form 10-K/A
period 1995-12-31
SMT HEALTH SERVICES INC
filed 1996-06-14
CIK 881917

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ___________________________

                                 FORM 10 - K/A
                               (Amendment No. 1)
(Mark One)
 [  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                      (Fee Required)

                  For the fiscal year ended December 31, 1995

                                       OR

 [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from      to     .
                                                 ----    ----
                         Commission file number 0-19897
                                                -------

                             SMT HEALTH SERVICES INC.
            ------------------------------------------------------
               (Exact name of registrant as specified in charter)

                 Delaware                                    25-1672183
- --------------------------------                        --------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                             Identification No.)


       10521 Perry Highway
      Wexford, Pennsylvania                                     15090
- ---------------------------------------                 ---------------------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  412-933-3300
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:               None.

Securities registered pursuant to Section 12(g) of the Act:

                                              Units Consisting of one Share of
Common Stock, Par     Warrants to Purchase    Common Stock, and One Warrant To    Preferred Stock
Value $.01 Per Share     Common Shares             Purchase a Common Share        Purchase Rights
- --------------------- ---------------------  --------------------------------     ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant was approximately $25,542,000 based upon the closing sale price of the Common Stock on the National Association of Securities Dealers, Inc. Automated Quotations System on June 11, 1996.

As of June 11, 1996, the Registrant had 3,087,225 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate information by reference from the Registrant's definitive Proxy Statement filed with the Commission within 120 days after the close of the Registrant's fiscal year.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

  Results of Operations
  ---------------------

  The following table sets forth, for the period indicated, the percentages which the items in the Statement of Operations bear to revenue and the dollar increase (decrease) of such items as compared to the prior year.

                                                      Percentage of Revenue               Increase (Decrease)
                                                      ----------------------              -------------------
                                                      Year Ended December 31,
                                                      -----------------------
                                                                                            1995              1994
                                                                                           Versus            Versus
                                                  1995         1994        1993             1994              1993
                                                  ----         ----        ----             ----              ----
  Revenues                                        100%         100%        100%           $1,876,000     $1,376,000
                                                  ----         ----       -----           ----------     ----------
  Costs & expenses:
   Operating                                       36%          44%         44%             (496,000)       635,000
   Depreciation &
    amortization                                   24%          24%         23%              516,000        408,000
   S, G & A                                        16%          14%         14%              578,000        289,000
   Interest                                        12%          13%         14%              120,000        (78,000)
   Write-down of leased
    medical equipment                              --           --           5%                   --       (625,000)
                                                  ----         ----       -----           ----------     ----------

  Total costs & expenses                           88%          95%        100%              718,000        629,000
                                                  ----         ----       -----           ----------     ----------

  Income from continuing
    operations before taxes
    and minority interests                         12%           5%         --             1,158,000        747,000
                                                  ----         ----       -----           ----------     ----------

  Minority interests                               --           --           1%               (9,000)         6,000
                                                  ----         ----       -----           ----------     ----------

  Income (loss) from continuing
    operations before taxes
    and gain on sale                               12%           5%         (1%)           1,167,000        741,000

  Gain on sale of partnership
    interests                                      --           --          --                48,000             --
                                                  ----         ----       -----           ----------     ----------

  Income (loss) before
    income taxes                                   12%           5%         (1%)           1,215,000        741,000

  Income taxes                                      3%           1%         --               384,000        130,000
                                                  ----         ----       -----           ----------     ----------

  Income (loss) from continuing
    operations                                      9%           4%         (1%)             831,000        611,000

  Preferred Stock dividend                         --           --          --                    --        (24,000)
                                                  ----         ----       -----           ----------     ----------

  Income (loss) attributable to
    Common Stockholders from
    continuing operations                           9%           4%         (1%)             831,000        635,000

  Discontinued operations, net                     --          (1%)        (19%)             132,000      2,086,000
                                                  ----         ----       -----           ----------     ----------
  Net income (loss)                                 9%           3%        (20%)          $  963,000     $2,721,000
                                                  ====         ====       =====           ==========     ==========

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    1995 Versus 1994
    ----------------

    The Company realized a significant increase in profitability during 1995. Net income during 1995 increased $963,000, or 235%, to $1,373,000 (or $.49 per share) from $410,000 (or $.16 per share) during 1994.  (Please refer to
    Note 2 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference, for a discussion of the Modified Treasury Stock Method of computing earnings per share). The increase in profitability is primarily due to increased revenues, lower costs due to increased utilization of the Company's units, as well as the impact of a cost reduction program begun in 1994, and lower financing costs.

    Revenues during 1995 increased $1,876,000, or 14%, to $15,158,000 in comparison to $13,282,000 in 1994. Revenues, excluding $548,000 and $1,018,000 for 1995 and 1994, respectively, related to the Cardiac and Nuclear SPECT partnerships which the Company sold on June 30, 1995 (see Note 15 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference), increased 19% from 1994 to 1995. This increase is primarily due to increased utilization of the Company's MRI units as well as additional units put into service. Revenues of existing units increased approximately 8% in 1995 compared to 1994. Further, revenues increased approximately 11% due to the fact that the Company operated an average of ten units during 1995 versus nine units in 1994.

    Operating expenses during 1995 decreased $496,000, or 8%, to $5,396,000 compared to $5,892,000 in 1994. This decrease was primarily due to various cost containment measures implemented during late 1994 and early 1995, as well as the purchase and upgrade during November 1994 of a Mobile Unit which had previously been leased on an annual basis by the Company pursuant to an operating lease (accordingly, its lease payment was treated entirely as an operating expense). As a result of the purchase and upgrade, the lease costs are now treated as depreciation and interest expenses. Operating expenses of existing units decreased approximately 2% in 1995 compared to 1994, excluding the aforementioned lease adjustment. During 1994 and early 1995, the Company renegotiated its mobile unit maintenance contracts, property insurance rates and several other major operating expenditures resulting in recurring annual cost savings of approximately $250,000.

    Depreciation and amortization expense increased $516,000, or 16%, to $3,679,000 in 1995 from $3,164,000 in 1994. The increase is primarily due to higher depreciation expense associated with the Company's new units purchased in February and September of 1995 as well as its upgraded and refinanced units.

    Selling, general and administrative costs for 1995 increased $578,000 to $2,472,000, or 16% of revenues, compared to $1,894,000, or 14% of revenues for 1994. The increase is primarily due to approximately $133,000 of increased marketing expenses, an approximate $119,000 increase in professional expenses related to the Company's shareholder rights plan and various securities filings and approximately $200,000 of increased compensation costs related to the Company's management bonus plan.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    1995 Versus 1994 (Continued)
    ----------------

    Interest expense for 1995 increased $120,000 to $1,758,000 from $1,638,000 but decreased as a percentage of revenue to 12% of revenue versus 13% of revenue in 1994. The increase in interest expense primarily reflects the interest payments on the two new units purchased during 1995. The decrease in interest expense as a percentage of revenues reflects the more favorable lease terms obtained on the units refinanced during 1994 and 1995.

    Income tax expense for 1995 was $478,000 as compared to income tax expense of $93,500 for 1994. This increase reflects the significant increase in profitability of the Company during 1995 (see Note 4 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference).


    1994 Versus 1993
    ----------------

    The Company sustained an increase in revenues and profitability during 1994. The Company's earnings from continuing operations before income taxes were $636,000 in 1994 compared to a loss before income taxes of $105,000 in 1993 (including the effect of a one-time charge of $625,000 - see Note 14 of the Company's consolidated financial statements included in Item 8, which information is incorporated herein by reference).

    The Company's income from continuing operations was $542,000 (or $.21 per share) in 1994 versus a net loss of $93,000 (or $.04 per share) in 1993, which included $24,000 of dividends on Preferred Stock. The Company's total loss from discontinued operations, net of income taxes was $132,000 (or $.05 per share) and $2,217,000 (or $.90 per share) for 1994 and 1993, respectively. The Company's net income for 1994 was $410,000 (or $.16 per share) compared to a net loss of $2,311,000 (or $.94 per share) in 1993 (see
    Note 2 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference).

    Revenues from continuing operations during 1994 increased $1,376,000, or 12%, to $13,282,000 in comparison to $11,906,000 in 1993. This increase was primarily due to increased utilization of the Company's MRI units, as well as the fact that the Company operated nine units during all of 1994 versus operating nine units for only seven months of 1993. Mobile Unit service revenues comprised approximately 92% of the Company's total revenues in 1994.

    Operating expenses during 1994 increased $635,000, or 12%, to $5,892,000 compared to $5,257,000 in 1993. Operating expenses increased primarily due to a new unit placed into service in June 1993. This Mobile Unit was being leased on an annual basis pursuant to an operating lease and accordingly, its lease payment was treated entirely as an operating expense versus being treated as interest and depreciation expense. This unit was purchased and upgraded during November 1994 and future costs will be treated as depreciation and interest costs.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    1994 Versus 1993 (Continued)
    ----------------

    Depreciation and amortization expense increased $408,000, or 15%, to $3,164,000 in 1994 from $2,756,000 in 1993. The increase was primarily due to higher depreciation expense associated with the Company's upgraded and refinanced units.

    Selling, general and administrative costs for 1994 increased $289,000 to $1,894,000, or 14% of revenues, compared to $1,605,000, or 14% of revenues for 1993. The increase was primarily due to increased marketing expenses, the write-off of a miscellaneous note of approximately $20,000 and increased compensation costs related to the Company's management bonus plan.

    Interest expense for 1994 decreased $78,000 to $1,638,000 from $1,716,000 and decreased as a percentage of revenue to 13% of revenue versus 14% of revenue in 1993. This decrease in interest expense reflected the more favorable lease terms obtained on the units refinanced during 1994.

    Income tax expense for 1994 was $93,500 as compared to an income tax benefit of $36,000 for 1993 (see Note 4 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference).


    Liquidity and Capital Resources
    -------------------------------

    During 1995, the Company experienced a net increase of $5,541,000 in cash from continuing operations as compared to a net increase of $4,040,000 during 1994. This increase is primarily due to increased income before depreciation and amortization. Cash used for discontinued operations totaled $64,000 in 1995 and $410,000 in 1994.

    The Company used net cash for investing activities during 1995 of $1,380,000, primarily related to the purchase of equipment (including the change in cash restricted due to financing of new equipment) partially offset by cash received on the sale of a discontinued center and the Company's Cardiac and Nuclear SPECT centers.

    The Company used cash for financing activities during 1995 of approximately $3,576,000 and $28,000 for continuing operations and discontinued operations, respectively, primarily related to principal payments under capital leases and financing agreements. Cash used in financing activities during 1994 approximated $3,111,000 and $438,000 for continuing operations and discontinued operations, respectively.

    The Company incurred a net increase in cash and cash equivalents of approximately $493,000 during 1995 and maintained an unrestricted cash balance at December 31, 1995 of approximately $2,342,000. The Company also maintained a restricted cash balance of $1,600,000 at December 31, 1995.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    Liquidity and Capital Resources (Continued)
    -------------------------------

    The Company's trade accounts receivable balance increased by $84,000 to $1,060,000 at December 31, 1995. There was no allowance for doubtful accounts at December 31, 1995 or 1994. In the experience of the Company, average accounts receivable collections typically do not exceed 40 days, as there are no billings which are subject to traditional third-party payors, and the accounts receivable balance turned over approximately 15 times during 1995. Approximately 35% of the Company's billings and collections are processed through Hospital Shared Services ("HSS"), a representative of certain hospitals. As a fee for these services, HSS retains approximately 2.5% of gross billings to these hospitals. The Company has been able to meet all past debt service obligations, currently is able to meet all such obligations, and anticipates that it will continue to meet such obligations. As in the past, management anticipates that such obligations will be funded by the revenues generated by the Mobile Units.

    At December 31, 1995, the Company had a working capital surplus of $405,000 compared to a working capital deficit of $252,000 at December 31, 1994. The increase in working capital is primarily due to the Company's increased cash balance. Further, $4,381,000 of the $5,236,000 of current liabilities relate to the current portion of capital leases and long-term debt which will be due over the next twelve months, as opposed to current assets of $5,642,000 which are highly liquid and turn over frequently.

    To date, the Company has financed its equipment acquisitions and working capital requirements with loans and leases, from internal cash flow and capital contributions. As of December 31, 1995, the Company was a party to leases or finance arrangements covering all of its mobile MRI units. The aggregate outstanding principal balance of all such loans and leases was approximately $17,091,000 at December 31, 1995. The amount of such leases and other debt obligations due during the next twelve months is approximately $4,381,000.

    During 1991 and 1992, the Company initiated what it then believed was a natural progression into the operation of outpatient full service diagnostic imaging centers and freestanding radiation therapy facilities (outpatient healthcare centers). The Company's expansion into these businesses was based upon the belief that (i) numerous opportunities existed to develop or acquire outpatient healthcare facilities due to new regulatory changes enacted (see "Fraud and Abuse Laws" and "Other Patient Referral Restrictions"), (ii) once mature, the healthcare facilities it developed or acquired could generate substantial incremental earnings and (iii) freestanding healthcare facilities would complement the Company's mobile MRI business. During 1992, the Company acquired one full-service freestanding diagnostic imaging center and developed one freestanding radiation oncology facility. However, through December 31, 1993, these outpatient healthcare centers operated below expectation and incurred substantial losses while the Company's core mobile business sustained an increase in revenues and profit. Further, with continued uncertainty in the healthcare industry surrounding the Clinton Administration's efforts to reform healthcare, the Company has seen an increase in the demand for its mobile MRI services. Based upon continued growth and profitability of its core mobile MRI business, as well as the belief that the Company's capital and other resources were insufficient to properly support continued growth in its core mobile MRI business and the opening of outpatient healthcare centers, the decision was made in

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    December 1993 to sell the freestanding full-service diagnostic imaging center and the freestanding radiation oncology center.

    The Company sold substantially all of the assets of the Auburn Regional Center for Cancer Care on October 31, 1994. The sale price of the Auburn Regional Center for Cancer Care was approximately $1.3 million comprised of $400,000 in cash and the assumption of certain liabilities of the Center. The Company remains obligated on approximately $450,000 of capital leases as of December 31, 1995. The buyer has agreed to use its best efforts to have the Company released from these leases and has secured its obligations to the Company to perform on these leases through a pledge of certain assets in favor of the Company (see Note 3 and Note 13 of the Company's Consolidated Financial Statements incorporated herein by reference).

    On June 30, 1995, the Company completed the sale of substantially all of the assets of its remaining freestanding diagnostic imaging center, Airport Regional Imaging Center ("Airport Center"), located in Coraopolis, Pennsylvania for a total sale price of approximately $300,000, including cash and net trade receivables. Although the buyer assumed all future operating liabilities of the Airport Center, the Company remains obligated on approximately $741,000 of capital leases as of December 31, 1995. The buyer has agreed to use its best efforts to have the Company released from these leases and has secured its obligations to the Company to perform on these leases through a pledge of stock and certain assets in favor of the Company (see Note 3 and Note 13 of the Company's Consolidated Financial Statements incorporated herein by reference.)

    On June 30, 1995, in conjunction with the sale of the Airport Center, the Company sold its majority ownership and general partner rights in four cardiac care partnerships for a total sale price of $300,000 comprised of $200,000 in cash and a $100,000, thirty-month note. The Company recognized a pre-tax gain on this sale of $48,219. The partnerships, which constituted approximately seven percent of the Company's revenues, had total assets of approximately $1.4 million, comprised primarily of diagnostic equipment and accounts receivable, and total liabilities of approximately $1.2 million comprised primarily of capital lease obligations associated with the diagnostic equipment.

    The Company's mobile MRI operation continues to grow. In 1994, healthcare costs came under great scrutiny and the healthcare market forces began their own healthcare reform. This reform continues, and mobile diagnostic imaging has benefited from such market reform of the healthcare system as shared equipment is a key to containing healthcare costs while still delivering advanced and cost effective medical technology. As hospitals look for ways to reduce capital expenditures and contain costs, SMT and shared mobile diagnostic imaging units/systems allow hospitals to add or increase the range of quality, state-of-the-art diagnostic services with no capital expenditure by providing an outsourcing alternative. Further, many states are strengthening their Certificate of Need ("CON") review systems, whereby healthcare providers must justify a need in a community before the state will permit capital expenditures for medical equipment. As a result of CON review systems, hospitals and other healthcare providers are less able to install fixed site facilities thus providing an opportunity for mobile suppliers whose equipment will be shared among many hospitals.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    In February 1995, the Company purchased an eighteen-month-old Siemens 1.0 Tesla Impact Mobile Unit for approximately $1.2 million. This unit increased the Company's mobile fleet to ten units. The Company financed the purchase of this unit under a 48 month dollar-out capital lease requiring monthly payments of approximately $31,000.

    In June 1995, the Company upgraded one of its .5 Tesla General Electric Signas to a 1.0 Tesla Signa for approximately $1.9 million. The Company financed the purchase of this unit with a 60 month dollar-out capital lease requiring monthly payments of approximately $41,000.

    In September 1995, the Company purchased a new unit for $1.9 million. This unit increased the Company's mobile fleet to eleven units. The Company financed the purchase of this new unit with a 60 month loan requiring monthly payments of approximately $40,000.

    The Company upgraded one of its .5 Tesla Signas to a 1.0 Tesla Horizon unit. The new unit was financed at a net total cost of approximately $2.0 million and was delivered in late February 1996. The Company financed the purchase of this new unit with a 60 month dollar-out lease requiring monthly payments of approximately $44,000.

    The Company has contracted with several new hospital clients and purchased a new Siemens 1.0 Tesla Impact unit which began service in mid-February 1996. The cost of this new unit approximates $1.9 million and increases the Company's fleet to twelve mobile units. The Company financed the purchase of this new unit with a 60 month loan requiring monthly payments of approximately $35,000.

    In February and March 1995, the Company refinanced four of its Mobile MRI Units to more favorable lease terms. The refinancing of the four units completed the Company's current lease refinance program. During 1994 and 1995, the Company refinanced approximately $10.3 million of capital leases to dollar-out capital leases at lower interest rates. The total refinance program reduced the Company's annual debt service by approximately $300,000.

    Prior to July 1, 1995, the Company subleased certain truck cabs from Shared Mobile Enterprises ("SME"), which, in turn, leased such truck cabs from an independent third-party leasing company. Effective July 1, 1995, SME released the Company from its obligations under ten long-term subleases in exchange for the issuance to SME of 120,000 unregistered Common Shares valued at $3 per share, the weighted average closing price for the stock for the prior thirty trading days. The Company received an opinion from an independent financial advisor that the transaction was fair to the Company and its shareholders. At the same time, with the concurrence of the third-party leasing company, the Company assumed SME's obligations under its original lease and modified that lease by (1) extending the lease term by one additional year and (2) adding one additional truck cab to the schedule of leased property with a corresponding increase in base rental payments. The $360,000 value of the shares represents the present value of the excess of the sublease payments over the original lease payments. The Company has capitalized the $360,000 and is amortizing this prepaid rent over a period which approximates the lease term. SME was one hundred percent beneficially owned by certain officers/directors and a former director/consultant of the Company who own approximately 24% of the Company's outstanding Common Shares.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    The Company has continued to extend a number of its existing hospital service contracts to 1998 through 2000 and during 1995 extended fourteen hospital contracts to longer terms. Further, during 1995, the Company signed eight new hospital contracts and now serves over 60 hospitals.

    In November 1994, the Company issued a letter-of-credit in the amount of $270,000 related to the purchase and financing of a new Mobile Unit. The letter-of-credit is scheduled to be reduced at various times beginning in 1997.

    In relation to the refinancing of the four Mobile Units in February and March 1995, the Company issued two letters-of-credit in the aggregate amount of $930,000. In February 1996, the lessor holding one of the letters-of-credit totaling $330,000 allowed the letter-of-credit to expire. The remaining letter-of-credit is reviewable annually with no definitive early termination.

    In February 1996, the Company entered into an agreement to purchase certain assets of a mobile MRI company which operates three mobile units in the state of North Carolina (the "Seller"). The purchase price approximates $600,000 in cash (net of negotiated trade-in value for the Seller's mobile MRI units) in exchange for MRI Programs including Certificate of Need licenses or exemptions and certain customer service contracts. Closing is scheduled for March 15, 1996 and is subject to certain conditions including concurrence of the Certificate of Need Section of the Division of Facility Services of the Department of Human Resources of the State of North Carolina. Upon completion of the acquisition, the Company intends to trade-in and upgrade two of the Seller's units to newer technology and sell the third unit. The transaction will increase the Company's mobile MRI fleet to 14 units.

    The Company has been named as a defendant along with a hospital which contracts for the Company's MRI services, in a claim filed by a woman who alleges to have incurred partial paralysis as a result of being mishandled during an MRI procedure. The claim has been filed for $6.0 million in damages. The claim is in the early discovery stages. The Company does not believe that it has been negligent in any manner and intends to vigorously defend the claim. The Company has approximately $2.0 million of insurance related to this matter. Management does not believe the outcome of this matter will result in a material adverse effect on its operations or financial condition.

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances based on future expected cash flows indicate that the carrying amount may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Upon adoption, the Company does not believe that SFAS 121 will have a material impact on its consolidated financial statements.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    In November 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 establishes a fair-value-based approach for accounting for stock-based compensation arrangements under which employees receive shares of stock or other equity instruments of the employer, or the employer otherwise incurs liabilities to its employees in amounts based on the price of its stock. The Statement provides a choice of accounting methods for transactions within the scope of APB Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Companies may continue to apply Opinion 25 in accounting for its stock-based employee compensation arrangements. However, an entity that does so shall disclose pro forma net income and earnings per share determined as if the fair value based method had been applied in measuring compensation costs. SFAS 123 is effective for financial statements for fiscal years beginning after December 15, 1995. Management is currently evaluating the alternative methods of accounting provided within SFAS 123 for its stock-based compensation arrangements, and has not as yet determined the method under which the Company will account for such transactions for fiscal years ending subsequent to December 31, 1995.

    The Company from time to time is presented with and investigates possible transactions related to the acquisition and commencement of operations of additional Mobile Units, such as the transactions discussed above, and the Company expects to continue such investigations and, to the extent that terms favorable to the Company can be negotiated, to consummate such transactions.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                   SMT Health Services Inc. and Subsidiaries



    Independent Auditors' Report of KPMG Peat Marwick LLP  . . . . . . . . 13


    Independent Auditors' Report of Deloitte & Touche LLP  . . . . . . . . 14


    Consolidated Balance Sheets as of December 31, 1995 and
      December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .  15


    Consolidated Statements of Operations for the years ended
       December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . .  17


    Consolidated Statements of Cash Flows for the years ended
       December 31, 1995,  1994 and 1993 . . . . . . . . . . . . . . . . . 19


    Consolidated Statements of Changes in Stockholders' Equity for the
       years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . .  21


    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 22

                          Independent Auditors' Report



    The Board of Directors and Stockholders
    SMT Health Services Inc.:



    We have audited the accompanying consolidated balance sheets of SMT Health Services Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as of and for the years ended December 31, 1995 and 1994, as listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMT Health Services Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



    KPMG Peat Marwick LLP
    Pittsburgh, Pennsylvania
    February 21, 1996

    INDEPENDENT AUDITORS' REPORT


    To the Board of Directors and Stockholders of SMT Health Services Inc.


    We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of SMT Health Services Inc. and Subsidiaries (Company) for the year ended December 31, 1993. Our audit also included the financial statement schedule for the year ended December 31, 1993, as listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


    Deloitte & Touche L.L.P.
    March 4, 1994
    Pittsburgh, Pennsylvania

                   SMT Health Services Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                                       December 31,
                                                          ---------------------------------------
                                                              1995                       1994
                                                          ------------               ------------
ASSETS
- ------

CURRENT ASSETS:
 Cash and cash equivalents - non-restricted               $ 2,341,519                 $  1,848,504
 Cash and cash equivalents - restricted (Note 3)            1,600,000                      468,500
 Accounts receivable - no allowance for doubtful accounts   1,059,567                      976,365
 Accounts receivable, other, net of allowance for
  doubtful accounts of $20,000                                 74,455                           --
 Notes receivable - current portion                            47,760                       67,100
 Receivable from sale of leases secured by equipment -
  current portion                                             342,789                      172,221
 Other current assets                                         175,506                      206,548
 Net assets of discontinued operations                             --                      215,666
                                                          -----------                  -----------

      Total current assets                                  5,641,596                    3,954,904
                                                          -----------                  -----------

PROPERTY AND EQUIPMENT:
 Equipment                                                    174,556                      223,840
 Furniture and fixtures                                        59,712                       66,492
 Vehicles                                                     125,103                      114,351
 Leasehold improvements                                        27,915                       27,410
 Leased medical equipment                                  22,167,551                   20,654,249
                                                          -----------                  -----------

      Total property and equipment                         22,554,837                   21,086,342

 Less accumulated depreciation and amortization            (6,613,759)                  (5,837,219)
                                                          -----------                  -----------

      Property and equipment, net                          15,941,078                   15,249,123
                                                          -----------                  -----------

OTHER ASSETS:
 Notes receivable - noncurrent                                 52,240                       69,682
 Receivable from sale of leases secured by equipment -
   noncurrent                                                 878,590                      480,758
 Contract acquisition costs, net of accumulated
   amortization of $788,000 in 1995 and
   $572,000 in 1994                                           109,260                      340,353
 Deposits and other assets                                    506,041                       21,133
 Deferred income taxes, net of valuation allowance
   of $103,000 in 1995 and $415,000 in 1994                   219,000                      507,000
                                                          -----------                  -----------

      Total other assets                                    1,765,131                    1,418,926
                                                          -----------                  -----------

TOTAL ASSETS                                              $23,347,805                  $20,622,953
                                                          ===========                  ===========



                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries


                                                                  December 31,
                                                           ----------------------------
                                                               1995            1994
                                                           ------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                          $   270,277    $   269,821
 Accrued wages and related taxes                                57,823         48,615
 Current portion of long-term debt and capital
  lease obligations - third parties                          4,380,930      1,939,461
 Current portion of long-term debt and capital
  lease obligations - related parties (Note 9)                      --      1,654,942
 Other current liabilities                                     527,217        293,601
                                                           -----------    -----------

      Total current liabilities                              5,236,247      4,206,440

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS:
 Third parties - less current portion                       12,709,905      7,423,598
 Related parties - less current portion (Note 9)                    --      5,194,415
                                                           -----------    -----------

      Total long-term debt and capital lease obligations    12,709,905     12,618,013
                                                           -----------    -----------

  Total liabilities                                         17,946,152     16,824,453
                                                           -----------    -----------

MINORITY INTERESTS (Note 15)                                        --        145,188
                                                           -----------    -----------

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value; authorized
  10,000,000 shares; issued and outstanding
  2,654,400 and 2,408,000, respectively                         26,544         24,080
 Cumulative Convertible Preferred Stock;
  $0.01 par value; authorized 994,600 shares;
  no shares issued and outstanding                                  --             --
 Additional paid-in capital                                  6,636,070      5,940,858
 Accumulated deficit                                        (1,260,961)    (2,311,626)
                                                           -----------    -----------

   Stockholders' equity                                      5,401,653      3,653,312
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                    $23,347,805    $20,622,953
                                                           ===========    ===========



                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                       Year Ended December 31,
                                                             -------------------------------------------
                                                                  1995         1994           1993
                                                             -------------  -----------  ---------------

REVENUES:
 Service revenue                                               $15,020,428  $13,235,019     $11,844,361
 Interest income                                                   137,417       47,166          61,958
                                                               -----------  -----------     -----------
   Total revenues                                               15,157,845   13,282,185      11,906,319
                                                               -----------  -----------     -----------

COSTS AND EXPENSES:
 Operating expenses - third parties                              5,216,121    5,054,997       4,592,933
 Operating expenses - lease expense -
   related parties (Note 9)                                        180,000      837,000         664,000
 Depreciation and amortization                                   3,679,246    3,163,606       2,755,824
 Selling, general and administrative                             2,472,023    1,894,037       1,604,629
 Interest - third parties                                        1,671,013      239,193          64,550
 Interest - related parties (Note 9)                                86,538    1,398,363       1,650,979
 Write-down of leased medical equipment                                 --           --         625,000
                                                               -----------  -----------     -----------

   Total costs and expenses                                     13,304,941   12,587,196      11,957,915
                                                               -----------  -----------     -----------

Income (loss) from continuing operations before
 income taxes, minority interests and gain
 on sale                                                         1,852,904      694,989         (51,596)

Minority interests in earnings of
 subsidiaries (Note 15)                                             49,906       59,231          53,621
                                                               -----------  -----------     -----------

Income (loss) from continuing operations before
 income taxes and gain on sale                                   1,802,998      635,758        (105,217)

Gain on sale of partnership interests                               48,219           --              --
                                                               -----------  -----------     -----------

Income (loss) from continuing operations
 before income taxes                                             1,851,217      635,758        (105,217)

Income taxes (benefit)                                             478,000       93,500         (36,000)
                                                               -----------  -----------     -----------

Income (loss) from continuing operations                         1,373,217      542,258         (69,217)

Preferred Stock dividend                                                --           --          23,850
                                                               -----------  -----------     -----------

Income (loss) attributable to
 Common Stockholders from
 continuing operations                                           1,373,217      542,258         (93,067)
                                                               -----------  -----------     -----------




                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries
               Consolidated Statements of Operations (Continued)




                                                                   Year Ended December 31,
                                                       -----------------------------------------------
                                                          1995              1994              1993
                                                       ----------         ---------        -----------
DISCONTINUED OPERATIONS:
 Loss from discontinued operations, net
   of tax benefit of $180,000 in 1993                          --                --         (1,027,492)
 Loss on disposal of discontinued
   operations, net of tax benefit of
   $102,000, $68,000 and $210,000
    in 1995, 1994 and 1993, respectively                 (198,000)         (132,000)        (1,190,000)
 Extraordinary item, debt forgiveness,
   net of tax expense of $102,000 in
   1995 (Note 13)                                         198,000                --                 --
                                                       ----------         ---------        -----------
                                                               --          (132,000)        (2,217,492)
                                                       ----------         ---------        -----------
 Net income (loss)                                     $1,373,217         $ 410,258        ($2,310,559)
                                                       ==========         =========        ===========

EARNINGS (LOSS) PER COMMON
  SHARE:

 From continuing operations                            $      .49         $     .21        ($      .04)
 From discontinued operations                                  --              (.05)              (.90)
                                                       ----------         ---------        -----------
Earnings (loss) per Common Share
 (Note 2)                                              $      .49         $     .16        ($      .94)
                                                       ==========         =========        ===========



                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                 Year Ended December 31,
                                                          ------------------------------------
                                                             1995        1994         1993
                                                          ----------  ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing operations             $1,373,217  $  542,258   ($    69,217)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            3,679,246   3,163,606      2,755,824
  Write-down of leased medical equipment                          --          --        625,000
  Negative amortization on capital lease obligations           5,521      51,017             --
  Minority interests in subsidiaries                          49,906      59,231         53,621
  Deferred income tax expense (benefit)                      288,000      48,500        (36,000)
  Gain on sale of partnership interests                      (48,219)         --             --
  Other                                                       10,467     110,658         70,668
 Changes in assets and liabilities of continuing
  operations:
  Accounts and notes receivable                               17,705     143,231         (2,302)
  Other current assets                                        12,182     (72,347)       271,739
  Accounts payable and other                                 143,049     (14,348)      (114,943)
  Accrued wages and related taxes                             10,134       8,073         12,396
                                                          ----------  ----------      ---------
NET CASH PROVIDED BY CONTINUING
 OPERATING ACTIVITIES                                      5,541,208   4,039,879      3,566,786
                                                          ----------  ----------      ---------
NET CASH USED IN DISCONTINUED
 OPERATING ACTIVITIES                                        (64,264)   (410,108)      (758,404)
                                                          ----------  ----------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,476,944   3,629,771      2,808,382
                                                          ----------  ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment:
  Continuing operations                                     (269,354)   (234,833)       (47,497)
  Discontinued operations                                         --          --        (35,894)
 Construction of leasehold improvements:
  Continuing operations                                       (7,435)    (13,160)       (73,825)
  Discontinued operations                                         --          --        (25,921)
 Net cash restricted for equipment financing purposes     (1,131,500)   (270,000)      (198,500)
 Deferred development costs of discontinued operations            --          --        (16,002)
 Net cash received for sale of partnership interests         122,854          --             --
 Net cash received for sale of discontinued entities         110,000     380,183             --
 Payment for purchase of acquired entities,
  net of cash acquired                                            --     (44,000)            --
 Other:
  Continuing operations                                     (204,974)    (79,336)       (15,766)
  Discontinued operations                                         --          --        (60,000)
                                                          ----------  ----------      ---------
NET CASH USED IN INVESTING ACTIVITIES                     (1,380,409)   (261,146)      (473,405)
                                                          ----------  ----------      ---------



                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                                                                               Year Ended December 31,
                                                                        ------------------------------------
                                                                           1995          1994           1993
                                                                        -----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred Stock dividend                                                        --             --       (23,850)
 Other                                                                       (4,562)       116,505            --
 Principal payments under long-term debt and capital leases:
   Continuing operations                                                 (3,571,151)    (3,227,293)   (2,723,586)
   Discontinued operations                                                  (27,807)      (437,530)     (254,710)
                                                                         ----------     ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                                    (3,603,520)    (3,548,318)   (3,002,146)
                                                                         ----------     ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               493,015       (179,693)     (667,169)

CASH AND CASH EQUIVALENTS - unrestricted -
 beginning of year                                                        1,848,504      2,028,197     2,695,366
                                                                         ----------     ----------    ----------
CASH AND CASH EQUIVALENTS - unrestricted -
 end of year                                                             $2,341,519     $1,848,504    $2,028,197
                                                                         ==========     ==========    ==========


                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                 Years Ended December 31, 1993, 1994 and 1995


                                       Common Stock         Preferred Stock     Additional                     Total
                                       ------------         ---------------       Paid-In     Accumulated   Stockholders'
                                     Shares      Amount    Shares     Amount      Capital       Deficit        Equity
                                    ---------    -------   -------   --------   -----------   ------------  ------------

BALANCES - December 31, 1992        2,300,000    $23,000    5,400    $540,000    $5,401,938    ($ 411,325)   $ 5,553,613

 Net loss                                  --         --       --          --            --    (2,310,559)    (2,310,559)
 Conversion of Preferred Stock        108,000      1,080   (5,400)   (540,000)      538,920            --             --
                                    ---------    -------  -------    --------    ----------    ----------     ----------

BALANCES - December 31, 1993        2,408,000     24,080       --          --     5,940,858    (2,721,884)     3,243,054

 Net income                                --         --       --          --            --       410,258        410,258
                                    ---------    -------  -------    --------    ----------    ----------     ----------

BALANCES - December 31, 1994        2,408,000     24,080       --          --     5,940,858    (2,311,626)     3,653,312

 Stock Dividend (Note 12)             120,400      1,204       --          --       321,348      (322,552)            --
 Issuance of Common Stock (Note 9)    120,000      1,200       --          --       358,800            --        360,000
 Exercise of Stock Options              6,000         60       --          --        15,064            --         15,124
 Net Income                                --         --       --          --            --     1,373,217      1,373,217
                                    ---------    -------  -------    --------    ----------    ----------     ----------

 BALANCES - December 31, 1995       2,654,400    $26,544       --    $     --    $6,636,070    ($1,260,961)   $5,401,653
                                    =========    =======  ========  =========    ==========    ===========    ==========




                See Notes to Consolidated Financial Statements.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------

    Note 1.              ORGANIZATION
                         ------------

    SMT Health Services Inc. and its wholly-owned subsidiaries (the "Company") are engaged primarily in providing medical diagnostic imaging services to hospitals, physicians and patients. The Company, through its subsidiaries, operates eleven mobile Magnetic Resonance Imaging (MRI) Units ("MRI Units") in Pennsylvania, West Virginia, North Carolina, Virginia, Kentucky and Ohio. In February 1996, the Company purchased and began operation of its twelfth MRI unit.

    The Company's Common Stock and Warrants currently trade on the National Association of Securities Dealers, Inc. Automated Quotations Systems (NASDAQ) National Market System under the symbols "SHED" and "SHEDW", respectively.

    Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             ------------------------------------------

             Consolidation Policy:  The consolidated financial statements
             --------------------
             include the accounts of SMT Health Services Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

             Revenue Recognition:  Revenue from diagnostic imaging services is
             -------------------
             recognized as patient services are performed.

             Service Agreements:  The Company provides services directly to
             ------------------
             hospitals under Mobile MRI Service Agreements which expire at various times between 1996 and 2000 and accordingly, bills and collects the fees for such services directly from the hospitals. Approximately 35% of the Company's billings and collections under these service contracts are processed through Hospital Shared Services (HSS), a representative of certain hospitals. As a fee for these services, HSS retains approximately 2.5% of gross billings to these hospitals and, accordingly, the Company records related revenues on a net basis. Such fees totaled approximately $146,000, $120,000, and $131,000 for 1995, 1994 and 1993, respectively.

             Cash and Cash Equivalents:  Cash equivalents include highly-liquid
             --------------------------
             investments with original maturities of ninety days or less.

             Property and Equipment:  Property and equipment are stated at
             -----------------------
             cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which is generally five years. Leased medical equipment is being amortized to its estimated residual value using the straight-line method over the lease term of generally five years.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

    ------------------------------------------

    Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
             ------------------------------------------

             Contract Acquisition Costs:  Contract acquisition costs represent
             ---------------------------
             the value of mobile service contracts acquired relating to the purchase of two entities in 1991 and the purchase of VA-MRI in November 1994 (Note 9) and are being amortized over an approximate four-year period which approximates the lives of the contracts. The amounts related to the mobile service contracts acquired in 1991 (monthly amortization of $17,000) were fully amortized in February 1996.

             Income Taxes:  Deferred income taxes are provided to account for
             -------------
             temporary differences between financial statement accounting and income tax reporting and relate principally to differences in reporting for diagnostic medical equipment, depreciation and net operating loss carryforwards.

             Net Earnings Per Common and Common Share Equivalent:  The net
             ----------------------------------------------------
             earnings per common and common share equivalent are calculated using the weighted average common and common share equivalents outstanding during the year, except where anti-dilutive. Common share equivalents include shares issuable upon the exercise of stock options, rights and warrants less the number of shares assumed purchased with the proceeds available from the assumed exercise of the options, rights and warrants.

             The Treasury Stock Method of reflecting use of proceeds from options and warrants may not adequately reflect potential dilution if options and warrants to acquire a substantial number of Common Shares (greater than 20% of the number of Common Shares outstanding for the period for which the computation is being made) are outstanding. In such instances, the Modified Treasury Stock Method must be utilized.

             The Company's options and warrants to acquire Common Shares exceed 20% and accordingly, the Treasury Stock Method has been modified in determining the dilutive effect of the options and warrants on earnings per share data.

             For purposes of the earnings per share calculation, the Modified Treasury Stock Method resulted in adjusted net income for the year ended 1995 of approximately $2,699,000 and adjusted shares outstanding of 5,499,000, resulting in earnings per Common Share of $.49 for the year ended December 31, 1995. Actual net income for the year ended December 31, 1995 of $1,373,217 divided by the actual weighted average shares outstanding for the year of 2,589,000 resulted in earnings per Common Share of $.53 for the year ended December 31, 1995.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

    ------------------------------------------

    Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
             ------------------------------------------

             Earnings per share for the years ended December 31, 1994 and 1993 were not subject to the Modified Treasury Stock Method as this method was anti-dilutive. Accordingly, weighted average shares outstanding were 2,528,400 and 2,468,400 for 1994 and 1993, respectively. The weighted average shares outstanding for 1994 and 1993 reflect a retroactive adjustment increasing the weighted average shares outstanding by 120,400 shares to reflect the July 1995 5% stock dividend as if such dividend had occurred at the beginning of the respective period (Note 12).

             Fully diluted earnings per common share are anti-dilutive and, accordingly, are not presented.

             Certain Significant Risks and Uncertainties:  The Company is
             --------------------------------------------
             engaged primarily in providing mobile MRI services to small-to-medium-sized hospitals in Pennsylvania, West Virginia, North Carolina, Virginia, Kentucky and Ohio.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             Certain Significant Estimates:  The Company operates mobile MRI
             ------------------------------
             units which are capital intensive and subject to changes in technology. The Company primarily leases such equipment over a 48 to 60 month period and depreciates the equipment over the respective lease period to an estimated residual value which typically approximates 20% of the original cost of the equipment. The useful lives and residual values estimated by management are considered significant estimates. During 1994 and 1995, the Company upgraded its fleet of mobile MRI units to newer state-of-the-art technology. Management does not currently anticipate significant technological advances which could significantly affect its estimates.

             The Company is not dependent on any one customer or geographic region as a source of its revenues. However, the Company utilizes the services of HSS to process approximately 35% of its billings and collections (Note 2 -Service Agreements).

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

    ------------------------------------------

    Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
             ------------------------------------------

             Recent Accounting Pronouncements:  In March 1995, the Financial
             ---------------------------------
             Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances based on future expected cash flows indicate that the carrying amount may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Upon adoption, the Company does not believe that SFAS 121 will have a material impact on its consolidated financial statements.

             In November 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 establishes a fair value based approach for accounting for stock-based compensation arrangements under which employees receive shares of stock or other equity instruments of the employer, or the employer otherwise incurs liabilities to its employees in amounts based on the price of its stock. The Statement provides a choice of accounting methods for transactions within the scope of APB Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Companies may continue to apply Opinion 25 in accounting for its stock-based employee compensation arrangements. However, an entity that does so shall disclose pro forma net income and earnings per share determined as if the fair value based method had been applied in measuring compensation costs. SFAS 123 is effective for financial statements for fiscal years beginning after December 15, 1995. Management is currently evaluating the alternative methods of accounting provided within SFAS 123 for its stock-based compensation arrangements, and has not as yet determined the method under which the Company will account for such transactions for fiscal years ending subsequent to December 31, 1995.

             SFAS 107, Disclosure About Fair Value of Financial Instruments, requires companies to disclose the fair value of financial instruments. Management believes that the carrying values of its financial instruments approximates their fair values and any differences which may exist between the carrying values and fair values are not material.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

    ------------------------------------------

    Note 3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
             --------------------------------------------

    Long-term debt and capital lease obligations consist of the following:

                                                December 31,
                                          ------------------------
                                             1995         1994
                                          -----------  -----------

    Capital lease and loan obligations    $17,090,835  $16,212,416

    Less current portion                    4,380,930    3,594,403
                                          -----------  -----------
                                          $12,709,905  $12,618,013
                                          ===========  ===========

  Future minimum lease payments under capital leases and maturities of long-term debt as of December 31, 1995 are as follows:

Year Ending                           Long-Term   Capital Lease
December 31,                             Debt      Obligations
- ------------                          ----------  --------------

1996                                  $  332,036    $ 5,560,973
1997                                     354,182      5,545,788
1998                                     387,141      5,003,546
1999                                     425,567      1,800,001
2000                                     346,672        539,723
                                      ----------    -----------
                                                     18,450,031

Less amounts representing interest                   (3,204,794)
                                                    -----------
                                      $1,845,598    $15,245,237
                                      ==========    ===========

As of December 31, 1995, the cost and accumulated amortization of property securing capital lease and loan obligations were $22,171,000 and $6,407,000, respectively. Interest rates under the capital leases range from approximately 9.5% to 13.5%.

In February 1995, the Company purchased an eighteen-month-old Siemens 1.0 Tesla Impact Mobile Unit for approximately $1.2 million. This unit increased the Company's mobile fleet to ten units. The Company financed the purchase of this unit under a 48 month dollar-out capital lease requiring monthly payments of approximately $31,000.

In June 1995, the Company upgraded one of its .5 Tesla General Electric Signas to a 1.0 Tesla Signa for approximately $1.9 million. The Company financed the purchase of this unit with a 60 month dollar-out capital lease requiring monthly payments of approximately $41,000.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (continued)
         --------------------------------------------

In September 1995, the Company purchased a new unit. This unit increased the Company's mobile fleet to eleven units. The Company financed the purchase of this new unit with a 60 month loan requiring monthly payments of approximately $40,000.

The Company upgraded one of its .5 Tesla Signas to a 1.0 Tesla Horizon unit. The new unit was financed at a net total cost of approximately $2.0 million and was delivered in late February 1996. The Company financed the purchase of this new unit with a 60 month dollar-out lease requiring monthly payments of approximately $44,000.

The Company has contracted with several new hospital clients and purchased a new Siemens 1.0 Tesla Impact unit which began service in mid-February 1996. The cost of this new unit approximated $1.9 million. The Company financed the purchase of this new unit with a 60 month loan requiring monthly payments of approximately $35,000.

In February and March 1995, the Company refinanced four of its Mobile MRI Units to more favorable lease terms. The refinancing of the four units completed the Company's current lease refinance program. During 1994 and 1995, the Company refinanced approximately $10.3 million of capital leases to dollar-out capital leases at lower interest rates.

The long-term debt and capital lease obligations balance includes approximately $1.2 million of capital lease obligations due to third parties related to the equipment at the Auburn Regional Center for Cancer Care and Airport Regional Imaging Center which the Company had treated as discontinued operations and sold in October 1994 and in June 1995, respectively. Accordingly, the Company has recorded an offsetting receivable for the lease receivables due from the purchaser of the centers. Such lease receivables are secured by the equipment and accounts receivable of the centers (Note 13).

The Company leases certain tractors for the transportation of Mobile Units (Note 9).

The future minimum lease payments (excluding variable mileage costs of $.063 per mile) required under these operating leases are as follows:


             Year Ended
            December 31,
            ------------

               1996            $  209,000
               1997               209,000
               1998               209,000
               1999               209,000
               2000               209,000
               Thereafter          52,000
                               ----------
                 Total         $1,097,000
                               ==========

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 4.        INCOME TAXES
               ------------

Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 1995, 1994 and 1993 are as follows:

                      Current                  Deferred                       Total
           -------------------------  ----------------------------  ----------------------------
             1995      1994    1993     1995     1994      1993       1995     1994      1993
           --------  --------  -----  --------  -------  ---------  --------  -------  ---------

Federal    $ 10,000   $    --  $  --  $254,000  $44,000  ($36,000)  $264,000  $44,000  ($36,000)

State       180,000    45,000     --    34,000    4,500        --    214,000   49,500        --
           --------  --------  -----  --------  -------  --------   --------  -------  --------
           $190,000   $45,000  $  --  $288,000  $48,500  ($36,000)  $478,000  $93,500  ($36,000)
           ========  ========  =====  ========  =======  ========   ========  =======  ========

The difference between the Company's effective income tax rate and its statutory rate is reconciled below:

                                                       1995         1994       1993
                                                     --------     --------    --------

 Income tax expense (benefit) at statutory
   rate                                              $629,414     $216,158    ($35,774)

 Increase (reduction) in income taxes
  resulting from:

    State and local income taxes,
     net of federal income tax benefit                118,800       32,670          --

    Change in state net operating loss
     carryforward rules                                    --      (90,000)         --

    Decrease in valuation allowance                  (312,000)     (72,500)         --

    Other items                                        41,786        7,172        (226)
                                                     --------     --------    --------
                                                     $478,000     $ 93,500    ($36,000)
                                                     ========     ========    ========

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 4.  INCOME TAXES (continued)
         ------------

The components of the net deferred tax asset recognized in the December 31, 1995 and 1994 consolidated balance sheets of the Company are presented below:


                                                    1995        1994
                                                 ----------  ----------
 Deferred tax assets:
   Net operating loss carryforwards              $1,415,794  $2,064,736

   Non-deductible accrued expenses                  139,291     247,521

   Other                                             37,203      67,511
                                                 ----------  ----------
                                                  1,592,288   2,379,768
 Deferred tax liabilities:
 Diagnostic medical equipment, principally
   due to differences in depreciation            (1,270,288) (1,457,768)
                                                 ----------  ----------
                                                    322,000     922,000
         Less valuation allowance                  (103,000)   (415,000)
                                                 ----------  ----------
         Net deferred tax asset                  $  219,000  $  507,000
                                                 ==========  ==========

The total valuation allowance at December 31, 1995 was $103,000. The valuation allowance recorded as of January 1, 1995 was $415,000. Realization of the net deferred tax asset is dependent upon the Company achieving future taxable income. The Company believes, given the historical growth and profitability of its mobile MRI business, that such net deferred tax asset will be realized. Future adjustments to the valuation allowance, favorable or unfavorable, will impact net income.

At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,700,000 which are available to offset future federal taxable income through 2009. The Company has approximately $2,700,000 of available carryforwards as of December 31, 1995 for state purposes which are available principally through 1997.


Note 5.   STOCKHOLDERS' EQUITY
          --------------------

On July 19, 1993, DVI, the holder of the Series A Preferred Shares (Note 6), converted 5,400 Series A Preferred Shares and sold the 108,000 Common Shares and 108,000 Warrants it received as a result of such conversion.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 5. STOCKHOLDERS' EQUITY (continued)
        --------------------

In accordance with the Company's March 1992 Initial Public Offering, the Company issued Warrants to purchase shares of Common Stock of the Company. Pursuant to the Warrant Agreement, the outstanding Warrants have been recapitalized to reflect the July 1995 Common Stock dividend (Note 12). Accordingly, on July 10, 1995, the outstanding warrants' exercise price was reduced from $7.00 to $6.67 and each Warrant Certificate now entitles the holder to purchase 1.05 shares of Common Stock of the Company. On December 31, 1995, 1,587,950 Warrants were outstanding. The Warrants expire in March 1997 and are redeemable by the Company provided certain conditions are met.

The Company's Initial Public Offering underwriter has an option to purchase 126,000 units (comprised of one share of Common stock and one Warrant) at $5.94 (adjusted to reflect the 5% Common Stock dividend). The underwriter's option expires in March 1997.

On August 9, 1995, the Company adopted the 1995 Director Warrant Plan (the "Plan") pursuant to which eligible directors received unregistered warrants to purchase Common Stock (the "Directors' Warrants"). The Plan allows for issuance of warrants to purchase up to 700,000 shares of Common Stock.

On August 9, 1995, warrants to purchase up to 500,000 shares of Common Stock at an initial exercise price of $3.875 (the closing price of the Company's stock on the date of issue) were issued to five directors pursuant to the Plan. Separately, unregistered warrants to purchase 114,500 shares of Common Stock at an initial exercise price of $4.01 were also issued to an outside director, who is also a consultant to the Company, who was ineligible to participate in the Plan.

In October 1995, the Company signed an agreement retaining Commonwealth Associates ("Commonwealth") as its investment banking firm. Commonwealth, a New York-based investment banking firm specializing in serving the financial needs of emerging growth companies, has been engaged to assist the Company in establishing a long-term financial strategy and in evaluating possible transactions involving other mobile diagnostic providers. In addition to a normal retainer, the Company granted to Commonwealth 100,000 five-year Warrants to purchase the Company's Common Stock at $4.47, the closing bid price of the Common Stock on the day the Agreement was executed.

As of December 31, 1995, none of the aforementioned warrants had been exercised.

In November 1995, the Company adopted a Preferred Stock Purchase Rights Plan (the "Rights Plan") which contains provisions to protect the Company in the event of an unsolicited offer to acquire control of the Company on terms which the Company's Board of Directors determines not to be in the best interest of the Company.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 5. STOCKHOLDERS' EQUITY (continued)
        --------------------

The Rights Plan provides for the distribution to shareholders of one right for each share of Company Common Stock outstanding. When exercisable, each right will entitle shareholders to buy one one-hundredth of a newly issued share of the Company's Class A Series One Preferred Stock at an exercise price of $22.00. Each right has terms designed to make it substantially the economic equivalent of one share of Common Stock. Shareholders of record as of the close of business on November 8, 1995 and thereafter will receive the Rights. The rights will expire on November 30, 2005, unless further extended, and will be subject to redemption by the Board of Directors at $.01 per right at any time prior to the first date upon which they become exercisable. The rights themselves have no voting power, nor will they entitle a holder to receive dividends.


Note 6. PREFERRED STOCK
        ---------------

The Company is authorized to issue 994,600 shares of preferred stock ("Preferred Stock") issuable in series. The Company had one authorized series of 5,400 Preferred Shares, par value $.01, designated as Series A Preferred Stock. On July 19, 1993, DVI, the holder of the Series A Preferred Shares (Note 5), converted the 5,400 Series A Preferred Shares and sold the 108,000 Common Shares and 108,000 Warrants it received as a result of such conversion.

Each Series A Preferred Share was entitled to receive annual cumulative dividends of $12.00 per share payable quarterly in cash or in kind on March 1, June 1, September 1 and December 1; was not entitled to vote on any matters submitted to the stockholders generally (unless dividends thereon were not paid for six consecutive quarters, in which case, the holders of the Series A Preferred Shares were entitled to vote as a class for the election of two directors); was redeemable at the option of the Company at $100.00 plus accrued and unpaid dividends; had a liquidation preference of $100.00; was convertible, at the option of the holder into twenty Units, each Unit consisting of one Common Share and one Warrant to purchase one Common Share; and was not subject to a sinking fund. The Company has the authority to issue Preferred Stock in one or more series and to fix the rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series. At present, the Company has no plans to issue any other series of Preferred Stock.

In order to facilitate the Company's IPO, the Company agreed to contribute 108,000 Warrants to DVI, the holder of the Series A Preferred Shares, if DVI converted the Series A Preferred Stock and sold the Common Shares prior to the date in which the components of the Units were to be separately transferable [March 4, 1993 or such earlier date as the underwriter determined in its sole discretion (the "Separation Date")], in order to allow DVI to sell the 108,000 Common Shares and Warrants as Units during the period in which the Common Shares and Warrants traded as a Unit. As of August 1, 1992, the Company and DVI agreed that, in exchange for a reduction in the dividend rate of the Series A Preferred Stock from $12 to $8 per share, the Company would deliver to DVI, upon conversion of the 5,400 shares of Series A Preferred Stock, the 108,000 Warrants whether such conversion occurred before or after the Separation Date.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 7.  STOCK OPTION PLANS
         ------------------

The Company's 1991 Employee Stock Option Plan (the "Employee Plan") currently provides for the granting of options to employees to purchase up to 787,500 shares of the Company's Common Stock at the fair market value at the date of grant. Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or non-qualified stock options and expire ten years from date of grant.


                                Options Outstanding
                              -------------------------
                               Number   Price Per Share
                              --------  ---------------
Balance - December 31, 1992    140,000   $        5.00
 Granted                       140,175   $        3.33
 Exercised                          --              --
 Expired/Cancelled            (140,000)          $5.00
                              --------
Balance - December 31, 1993    140,175   $        3.33
 Granted                       203,175   $1.37 - $2.14
 Exercised                          --              --
 Expired                            --              --
                              --------
Balance - December 31, 1994    343,350   $1.37 - $3.33
 Granted                       415,125   $2.46 - $3.81
 Exercised                          --              --
 Expired                            --              --
                              --------
Balance - December 31, 1995    758,475   $1.37 - $3.81
                              ========

All of the above outstanding options are non-qualified options.

At December 31, 1995, options to purchase 711,750 shares were exercisable and 29,025 shares were available for future grant in accordance with the Employee Plan.

The total number of options to purchase shares of Common Stock and the exercise prices of any options which were granted pursuant to the Employee Plan prior to July 1995 have been adjusted to reflect the July 1995 5% Common Stock dividend (Note 12).

The Company's 1991 Director Stock Option Plan for non-employee directors (the "Directors' Plan") currently provides for the granting of options to non-employee directors to purchase up to 105,000 shares of the Company's Common Stock at the fair market value on the date of grant. Under the Directors' Plan, each eligible director will automatically receive options to purchase 2,100 shares of the Company's Common Stock on December 31 of each year. Options granted under the Directors' Plan may be exercised within ten years of the date of grant and while the recipient of the option is a director of the Company.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 7. STOCK OPTION PLANS (continued)
        ------------------

                               Options Outstanding
                             ------------------------
                             Number   Price Per Share
                             ------   ---------------
December 31, 1992             8,400             $3.21
 Granted                     12,600             $1.78
 Exercised                       --                --
 Expired                         --                --
                             ------

December 31, 1993            21,000     $1.78 - $3.21
 Granted                     10,500             $2.20
 Exercised                       --                --
 Expired                         --                --
                             ------
December 31, 1994            31,500     $1.78 - $3.21
 Granted                      8,400             $4.38
 Exercised                   (6,000)    $1.78 - $3.21
 Expired                       (300)    $1.78 - $3.21
                             ------
December 31, 1995            33,600     $1.78 - $4.38
                             ======

As of December 31, 1995, options to purchase 33,600 shares of Common Stock were exercisable under the Directors' Plan.

The total number of options to purchase shares of Common Stock and the exercise prices of any options which were granted pursuant to the Directors' Plan prior to July 1995 have been adjusted to reflect the July 1995 5% Common Stock dividend (Note 12).

In February 1994, the board of directors granted additional vested options to purchase 42,000 shares of the Company's Common Stock at an exercise price of $1.78 per share, the fair market value of the Common Stock at the date of grant, to two non-management members of the board of directors.


Note 8. BENEFIT PLANS
        -------------

The Company maintains an annual bonus plan for key executives and employees which is based primarily upon the pre-tax earnings of the Company. No bonuses were expensed under the program during 1993. The Company expensed approximately $348,000 and $115,000 for the program during 1995 and 1994, respectively.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 8.  BENEFIT PLANS (continued)
         -------------

The Company maintains and administers an employee savings plan pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by the Company's Board of Directors. The Company contributed approximately $18,000 to the Plan in 1995 and 1994, respectively. The Company did not make a contribution to the Plan in 1993.


Note 9.  RELATED PARTY TRANSACTIONS
         --------------------------

A certain shareholder/director of the Company is also a consultant to the Company and the Company has entered into a five-year consulting agreement with him through November 1996 pursuant to which he will receive a fee of $75,000 per year. Fees paid to this Shareholder/Director totaled approximately $75,000 for each of the past three years.

Prior to July 1, 1995, the Company subleased certain truck cabs from Shared Mobile Enterprises ("SME"), which, in turn, leased such truck cabs from an independent third party leasing company. Effective July 1, 1995, SME released the Company from its obligations under ten long-term subleases in exchange for the issuance to SME of 120,000 unregistered Common Shares valued at $3 per share, the weighted average closing price for the stock for the prior thirty trading days. The Company received an opinion from an independent financial advisor that the transaction was fair to the Company and its shareholders. At the same time, with the concurrence of the third party leasing company, the Company assumed SME's obligations under its original lease and modified that lease by (1) extending the lease term by one additional year and (2) adding one additional truck cab to the schedule of leased property with a corresponding increase in base rental payments. The $360,000 value of the shares represents the present value of the excess of the sublease payments over the original lease payments. The Company has capitalized the $360,000 and is amortizing this prepaid rent over a period which approximates the lease term. SME was one hundred percent beneficially owned by certain officers/directors and a director/consultant of the Company who own approximately 24% of the Company's outstanding Common Shares.

Total rental expense paid to SME for the year ended December 31, 1995, 1994 and 1993 was approximately $180,000, $257,000, and $258,000, respectively.

Certain shareholders/officers of the Company, who own approximately 15% of the outstanding Common Stock of the Company, also collectively owned 50% of the outstanding capital stock of Upstate MRI, Inc., a.k.a., Virginia MRI, Inc. ("VA MRI"), which owned and operated a Mobile Unit which provided service in Virginia and North Carolina. The Company and the shareholders/officers of the Company guaranteed the lease on such Mobile Unit.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 9.  RELATED PARTY TRANSACTIONS (continued)
         --------------------------

On June 1, 1993, the Company entered into a one-year operating lease with VA MRI where the Company leased the VA MRI Mobile Unit ("VA Mobile Unit") and related service contracts in return for a monthly rental of $58,000, which lease was renewed on June 1, 1994. A previously negotiated management agreement between VA MRI and the Company, pursuant to which the Company received $5,000 per month in administrative fees, plus reimbursement of all expenses, in return for managing the operations of VA MRI was terminated.

On November 14, 1994, the Company purchased the VA Mobile Unit in consideration for the assumption of all of VA MRI's lease obligations totaling approximately $400,000 (approximate fair market value of the equipment). In addition, VA MRI transferred and assigned to the Company its rights in the service contracts related to the VA Mobile Unit in consideration for the forgiveness of the remaining approximately $50,000 owed to the Company pursuant to a note and the payment by the Company of $44,000. The Company capitalized the approximately $94,000 as contract acquisition costs which are being amortized over the term of the service contracts which approximates four years (Note 2).

In addition, on November 14, 1994, upon completion of the VA Mobile Unit purchase, the Company traded in the VA Mobile Unit and upgraded this Unit to a General Electric 1.0 Tesla Signa which the Company has financed with a 66 month lease requiring monthly payments of approximately $41,000. This new lease transfers the ownership of such Mobile Unit to the Company at the completion of the lease. The original VA Mobile Unit lease assumed by the Company has been terminated in conjunction with this transaction.

During 1992 and 1993, the Company entered into numerous leasing transactions with DVI pertaining to both continuing and discontinued operations involving total financing of approximately $15.6 million. During 1994, the Company did not enter into any new leases with DVI and refinanced with third parties $3.2 million of leases held by DVI. During the first quarter of 1995, the Company refinanced its remaining leases with DVI, totalling approximately $6.5 million, with third-party lease companies. Interest rates under financing agreements with DVI ranged from 11% to 14%. Total payments to DVI during 1995, 1994 and 1993 with respect to capital lease obligations were approximately $440,000, $3.9 million and $4.1 million, respectively, including $87,000, $1.4 million and $1.7 million, respectively, of interest expense associated with such capital leases.

In July 1993, DVI converted the 5,400 Series A Preferred Shares and sold the 108,000 Common Shares and 108,000 Warrants it received as a result of such conversion (Note 6).

In March 1995, DVI sold its 368,000 shares, pursuant to registration statements under the Securities Act of 1933, as amended (the "Securities Act").

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 9.  RELATED PARTY TRANSACTIONS (continued)
         --------------------------

A certain director of the Company is a director of, consultant to and shareholder of DVI Inc., the parent of DVI.


Note 10.  COMMITMENTS AND CONTINGENCIES
          -----------------------------

The lease for the Company's principal facility expires in April 1999. Rent expense for the Company's principal facility was $76,000, $69,000, and $59,000 for 1995, 1994 and 1993, respectively. Future minimum lease payments under this lease are as follows:


   Year Ended            Future Minimum
   December 31,          Lease Payments
   ------------          --------------
      1996                  $ 76,000
      1997                    76,000
      1998                    76,000
      1999                    25,300
                            --------
            Total           $253,300
                            ========

Pursuant to capital lease obligations (Note 3) and related maintenance contracts, which begin upon expiration of the manufacturer's warranty period of generally 12 to 18 months and which contracts expire at various dates through the year 2000, the Company is obligated to pay approximately $101,000 per month for maintenance of equipment.

In November 1992, the Company issued a letter-of-credit in the amount of $198,500 pursuant to a lease transaction related to its freestanding full-service diagnostic imaging center (Note 13). In exchange for restructuring the terms of the debt of this Center, the Company increased the outstanding letter-of-credit to an aggregate $400,000.

In November 1994, the Company issued a letter-of-credit in the amount of $270,000 related to the purchase and financing of a new Mobile Unit. The letter-of-credit is scheduled to be reduced at various times beginning in 1997.

In relation to the refinancing of four Mobile Units in February and March 1995 (Note 3), the Company issued two letters-of-credit in the aggregate amount of $930,000. In February 1996, the lessor holding one of the letters-of-credit totaling $330,000 allowed the letter-of-credit to expire. The remaining letter-of-credit is reviewable annually with no definitive early termination.

The Company must maintain a cash balance on deposit with the bank which issued the letters-of-credit equal to the outstanding letters-of-credit.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 11.  SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

The Company entered into various capital leases or financing arrangements aggregating approximately $4,800,000, $4,350,000, and $4,615,000 during 1995, 1994 and 1993, respectively. These amounts were recorded as obligations under capital leases and as leased diagnostic medical equipment.

The Company refinanced various capital leases during 1995 and 1994 aggregating approximately $7,092,000 and $3,231,000, respectively.

Interest paid during 1995, 1994 and 1993 was approximately $1,736,000, $1,474,000, and $1,594,000, respectively.

Taxes paid during 1995 and 1994 approximated $71,000 and $46,000. No taxes were paid during 1993.


Note 12.   COMMON STOCK DIVIDEND
           ---------------------

On July 10, 1995, the Company issued 120,400 Common Shares in conjunction with a 5% Common Stock dividend for all shareholders of record on June 30, 1995. As a result of the stock dividend, approximately $323,000 was charged to accumulated deficit.

In accordance with the Company's Warrant Agreement, the outstanding Warrants have been recapitalized to reflect the Common Stock dividend. Accordingly, on July 10, 1995, the outstanding Warrants' exercise price was reduced from $7.00 to $6.67 and each Warrant Certificate entitles the holder to now purchase 1.05 shares of Common Stock of the Company. At December 31, 1995, 1,587,950 Warrants were outstanding (Note 5).


Note 13. DISCONTINUED OPERATIONS
         -----------------------

On December 30, 1993, the Company formally adopted a plan to sell its freestanding full-service diagnostic imaging center and its radiation oncology center during 1994 and 1995.

The following table presents net revenues, net losses from discontinued operations, net losses on disposal of discontinued operations and selected balance sheet information relating to the freestanding full-service diagnostic imaging and radiation oncology businesses as of, and for the years ended, December 31, 1995, 1994 and 1993:

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 13.  DISCONTINUED OPERATIONS (continued)
          -----------------------

                                                 1995       1994        1993
                                               --------  ----------  ----------

Net revenues                                    $821,000  $1,660,077  $1,682,993
Loss from discontinued operations, net
  of tax benefit of $180,000 in 1993                  --          --   1,027,492
Loss on disposal of discontinued operations,
  net of tax benefit of $68,000 and
  $210,000 in 1994 and 1993, respectively             --     132,000   1,190,000

Accounts receivable, net                              --     148,189     353,633
Leased medical equipment, net                         --   1,305,897   2,351,406
Leasehold improvements, net                           --     277,176     675,377
Deferred costs, net                                   --     197,297     449,060
Other assets, net                                     --     137,291     190,964
Accounts payable and accrued expenses                 --      88,154     171,194
Long-term debt and capital lease obligations          --   1,305,728   2,501,035
Reserve for loss on discontinued operations           --     456,302   1,400,000

The Company sold substantially all of the assets of the Auburn Regional Center for Cancer Care on October 31, 1994. The sale price of the Center was approximately $1.3 million comprised of $400,000 in cash and the assumption of the Center's liabilities. The Company remains obligated on approximately $450,000 of capital leases as of December 31, 1995. The buyer has agreed to use its best efforts to have the Company released from these leases and has secured its obligations to the Company to perform on these leases through a pledge of certain assets in favor of the Company (Note 3). The Company had previously established a discontinued operations reserve and accordingly, no gain or loss was recorded as a result of this sale.

In January 1995, the Company restructured the majority of the long-term debt and capital lease obligations of the freestanding imaging center resulting in debt forgiveness of approximately $300,000, a lower interest rate and extension of the term to 66 months, including interest only payments for the first six months. The debt forgiveness was considered in determining the adequacy of the reserve for loss on discontinued operations as of December 31, 1994. In relation to this debt restructuring, the Company increased the letter-of-credit outstanding to $400,000 (Note 10).

On June 30, 1995, the Company completed the sale of substantially all of the assets of its remaining freestanding diagnostic imaging center, Airport Regional Imaging Center ("Airport Center"), located in Coraopolis, Pennsylvania for a total sale price of approximately $300,000, including cash and net trade receivables. Although the buyer assumed all future operating liabilities of the Airport Center, the Company remains obligated on approximately $741,000 of capital leases as of December 31, 1995. The buyer has agreed to use its best efforts to have the Company released from these leases and has secured its obligations to the Company to perform

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------

Note 13.  DISCONTINUED OPERATIONS (continued)
          -----------------------

on these leases through a pledge of stock and certain assets in favor of the Company (Note 3). The Company had previously established a discontinued operations reserve and accordingly, no gain or loss was recognized as a result of this sale.


Note 14.  WRITE-DOWN OF LEASED MEDICAL EQUIPMENT
          --------------------------------------

In 1993, the Company initiated a program of upgrading its Mobile Units to newer, more advanced technology. During 1993, the Company upgraded four of its older Mobile Units to newer state-of-the-art technology which offers the advantages of faster scan times, finer detailed images and the capability to perform additional procedures unavailable on the older Mobile Units. The upgrade of the four Mobile Units did not result in a charge to operations. In December 1993, the Company began discussions with an equipment manufacturer regarding the upgrade of the Company's oldest and last first-generation Mobile Unit. The old Mobile Unit was recorded at a value which exceeded the amount the equipment manufacturer was offering on a trade-in, and accordingly, in December 1993, the Company reduced the carrying value of its older and last first-generation Mobile Unit to its estimated fair market value. This write-down resulted in a non-cash charge to December 31, 1993 continuing operations of $625,000, comprised of the write-down of the leased equipment of $550,000 and the write-off of deferred finance charges of approximately $75,000 related to the Mobile Unit.


Note 15.  SALE OF PARTNERSHIP INTERESTS
          -----------------------------

On June 30, 1995, in conjunction with the sale of the Airport Center which had been treated as a discontinued operation (Note 13), the Company sold its majority ownership and general partner rights in four cardiac care partnerships for a total sale price of $300,000 comprised of $200,000 in cash and a $100,000, thirty-month note. The Company recognized a pre-tax gain on this sale of $48,219. The partnerships, which constituted approximately seven percent of the Company's revenues, had total assets of approximately $1.4 million, comprised primarily of diagnostic equipment and accounts receivable, and total liabilities of approximately $1.2 million comprised primarily of capital lease obligations associated with the diagnostic equipment.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

- ------------------------------------------


Note 16.   LITIGATION
           ----------

The Company has been named as a defendant, along with a hospital which contracts for the Company's MRI services, in a claim filed by a woman who alleges to have incurred partial paralysis as a result of being mishandled during an MRI procedure. The claim has been filed for $6.0 million in damages. The claim is in the early discovery stages. The Company does not believe that it has been negligent in any manner and intends to vigorously defend the claim. The Company has approximately $2.0 million of insurance related to this matter. Management does not believe the outcome of this matter will result in a material adverse effect on its operations or financial condition.


Note 17.   ACQUISITION
           -----------

In February 1996, the Company entered into an agreement to purchase certain assets of a mobile MRI company which operates three mobile units in the state of North Carolina (the "Seller"). The purchase price approximates $600,000 in cash (net of negotiated trade-in value for the Seller's mobile MRI units) in exchange for MRI Programs including Certificate of Need licenses or exemptions and certain customer service contracts. Closing is scheduled for March 15, 1996 and is subject to certain conditions including concurrence of the Certificate of Need Section of the Division of Facility Services of the Department of Human Resources of the State of North Carolina. Upon completion of the acquisition, the Company intends to trade-in and upgrade two of the Seller's units to newer technology and sell the third unit. The transaction will increase the Company's mobile MRI fleet to 14 units.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(a)       (1)       A listing of the consolidated financial statements, notes and independent auditors'
                    report required hereunder is set forth in Item 8 of this Report on Form 10-K.

          (2)       Financial Statement Schedule:

                    The following is included in this Report:

                           Schedule II - Valuation and Qualifying Accounts

          (3)       Exhibits.


Exhibit No.                                                                   Reference
- -----------                                                                   ---------
 3.1    Certificate of Incorporation of SMT, as         Incorporated herein by reference is Exhibit 3.1
        amended                                         to Registration Statement No. 33-44329 on Form S-1 (the
                                                        "Form S-1").

 3.2    By-Laws of SMT                                  Incorporated herein by reference is Exhibit 3.2 to the
                                                        Form S-1.

 4.1    Unit Purchase Option dated March 11, 1992       Incorporated herein by reference is Exhibit 4.1 to SMT's
                                                        Annual Report on Form 10-K for the Fiscal Year Ended
                                                        December 31, 1992.

 4.2    Warrant Agreement dated March 11, 1992          Incorporated herein by reference is Exhibit 4.2 to SMT's
                                                        Annual Report on Form 10-K for the Fiscal Year Ended
                                                        December 31, 1992.

 4.3    Rights Agreement between SMT Health             Incorporated herein by reference is Exhibit 1 to the
        Services Inc. and American Stock Transfer       Registrant's Registration Statement on Form 8-A
        and Trust Company dated November 8, 1995        Amendment No. 1, filed on December 6, 1995

10.1    Lease for SMT's facility                        Incorporated herein by reference is Exhibit 10.01 to
                                                        SMT's Quarterly Report on Form 10-Q for the Quarter
                                                        Ended September 30, 1994 (the "3Q94 Report").

10.2*   Employment Agreement with Jeff D. Bergman       Incorporated herein by reference is Exhibit 10.2 to the
                                                        Form S-1.

10.3*   Employment Agreement with Daniel Dickman        Incorporated herein by reference is Exhibit 10.3 to the
                                                        Form S-1.

- ---------------------
*Denotes management agreement or compensatory plan or arrangement.


Exhibit No.                                                                   Reference
- -----------                                                                   ---------
10.4    Consulting Agreement with Mark A. DeSimone      Incorporated herein by reference is Exhibit 10.4 to the
                                                        Form S-1.

10.5*   1991 Employee Stock Option Plan                 Incorporated herein by reference is Exhibit 10.14 to
                                                        SMT's Annual Report on Form 10-K for the Fiscal Year
                                                        Ended December 31, 1992.

10.6*   1991 Stock Option Plan for Non-Employee         Incorporated herein by reference is Exhibit 10.15 to
        Directors                                       SMT's Annual Report on Form 10-K for the Fiscal Year
                                                        Ended December 31, 1993.

10.7    Registration Rights Agreement, dated as of      Incorporated herein by reference is Exhibit 10.17 to
        November 27, 1991, between SMT and DVI          SMT's Annual Report on Form 10-K for the Fiscal Year
        Financial Services Inc.                         Ended December 31, 1992.

10.8    Management Agreement, dated January 1,          Incorporated herein by reference is Exhibit 10.18 to the
        1992, between DVI Financial Services Inc.       Form S-1.
        and SMT, including exhibits thereto

10.9    Equipment Leases, dated as of November 1,       Incorporated herein by reference is Exhibit 10.19 to the
        1991, between Shared Medical Technologies,      Form S-1.
        Inc. and Shared Mobile Enterprises

10.10   Amendment to Equipment Leases, dated as of      Incorporated herein by reference is Exhibit 10.20 to the
        November 27, 1991, between Shared Medical       Form S-1.
        Technologies, Inc., Shared Mobile Enterprises
        and SMT

10.11   Underwriting Agreement between SMT and          Incorporated herein by reference is Exhibit 10.23 to
        Stratton Oakmont, Inc.                          SMT's Annual Report on Form 10-K for the Fiscal Year
                                                        Ended December 31, 1992.

10.12   Limited Partnership Agreement among SMT         Incorporated herein by reference is Exhibit 2.02 to the
        Cardiac Corp. and Cardiac Fitness Center of     Form 8-K for the event dated August 1, 1992.
        Erie, Inc., dated August 1, 1992

10.13*  SMT Profit Sharing Plan                         Incorporated herein by reference is Exhibit 10.30 to
                                                        SMT's Annual Report on Form 10-K for the Fiscal Year
                                                        Ended December 31, 1992.

10.14   Agreement of Limited Partnership of Airport     Incorporated herein by reference is Exhibit 10.31 to
        Regional Imaging Center, L.P.                   SMT's Annual Report on Form 10-K for the Fiscal Year
                                                        Ended December 31, 1992.

10.15   Lease for Airport Regional Imaging Center,      Incorporated herein by reference is Exhibit 10.32 to
        L.P. facility                                   SMT's Annual Report on Form 10-K for the Fiscal Year
                                                        Ended December 31, 1992.

- ---------------------
*Denotes management agreement or compensatory plan or arrangement.


Exhibit No.                                                                   Reference
- -----------                                                                   ---------
10.16   Service Agreement, as of August 1, 1992,        Incorporated herein by reference is Exhibit 10.34 to
        between Cardiac Fitness Center of Erie, L.P.    SMT's Annual Report on Form 10-K for the Fiscal Year
        and C.F. Cardiac Services, P.C.                 Ended December 31, 1992.

10.17   Sublease, as of August 1, 1992, between         Incorporated herein by reference is Exhibit 10.35 to
        Cardiac Fitness Center of Erie, L.P. and        SMT's Annual Report on Form 10-K for the Fiscal Year
        C.F. Cardiac Services, P.C.                     Ended December 31, 1992.

10.18   Agreement of Limited Partnership, dated         Incorporated herein by reference is Exhibit 10.36 to
        August 1, 1992, of C.F. Nuclear Medicine of     SMT's Annual Report on Form 10-K for the Fiscal Year
        Shadyside                                       Ended December 31, 1992.

10.19   Agreement of Limited Partnership, dated         Incorporated herein by reference is Exhibit 10.37 to
        September 1, 1992, of C.F. Nuclear Medicine,    SMT's Annual Report on Form 10-K for the Fiscal Year
        Ltd.                                            Ended December 31, 1992.

10.20   Master Security Agreement, dated October 6,     Incorporated herein by reference is Exhibit 10.42 to
        1992, between U.S. Concord, Inc. and Airport    SMT's Annual Report on Form 10-K for the Fiscal Year
        Regional Imaging Center, L.P., including        Ended December 31, 1992.
        exhibits thereto

10.21   Equipment Lease, dated January 13, 1992,        Incorporated herein by reference is Exhibit 10.43 to
        between SMT Health Services Inc. and            SMT's Annual Report on Form 10-K for the Fiscal Year
        Shared Mobile Enterprises                       Ended December 31, 1992.

10.22   Equipment Lease, dated December 23, 1992,       Incorporated herein by reference is Exhibit 10.44 to
        between SMT Health Services Inc. and            SMT's Annual Report on Form 10-K for the Fiscal Year
        Shared Mobile Enterprises                       Ended December 31, 1992.

10.23   Lease renewal and upgrade dated March 15,       Incorporated herein by reference is Exhibit 10.03 to the
        1993, between SMT Health Services Inc. and      3Q94 Report.
        GE Medical Systems

10.24   Master Equipment Lease Agreement dated as       Incorporated herein by reference is Exhibit 10.06 to the
        of September 15, 1994, between Financing        3Q94 Report.
        for Science International, Inc. and SMT
        Health Services Inc., including exhibits
        thereto

10.25   Master Maxi-service Agreement Number            Incorporated herein by reference is Exhibit 10.07 to the
        dated October 6, 1994, by and between GE        3Q94 Report.
        Medical Systems and SMT Health Services
        Inc., including exhibits thereto

10.26   Asset Purchase Agreement between Universal      Incorporated herein by reference is Exhibit 10.08 to the
        Treatment Centers, Inc. and SMT Health          3Q94 Report.
        Services Inc., dated as of October 31, 1994,
        including schedules thereto

- ---------------------
*Denotes management agreement or compensatory plan or arrangement.


Exhibit No.                                                                   Reference
- -----------                                                                   ---------
10.27   Master Equipment Lease dated November 21,       Incorporated herein by reference is Exhibit 10.31 to
        1994, by and between Laurel Capital             SMTs Annual Report on Form 10-K for the Fiscal
        Corporation and SMT Health Services Inc. and    Year Ended December 31, 1994.
        exhibits thereto

10.28   Master Equipment Lease dated January 26,        Incorporated herein by reference is Exhibit 10.32 to
        1995, by and between Laurel Capital             SMTs Annual Report on Form 10-K for the Fiscal
        Corporation and SMT Health Services Inc. and    Year Ended December 31, 1994.
        exhibits thereto

10.29   Master Equipment Lease dated January 26,        Incorporated herein by reference is Exhibit 10.33 to
        1995, by and between Laurel Capital             SMTs Annual Report on Form 10-K for the Fiscal
        Corporation and SMT Health Services Inc. and    Year Ended December 31, 1994.
        exhibits thereto

10.30   Master Equipment Lease dated February 3,        Incorporated herein by reference is Exhibit 10.34 to
        1995, by and between Copelco Capital, Inc.      SMTs Annual Report on Form 10-K for the Fiscal
        and SMT Health Services Inc. and exhibits       Year Ended December 31, 1994.
        thereto

10.31   Master Equipment Lease dated February 20,       Incorporated herein by reference is Exhibit 10.35 to
        1995, by and between Heller Financial Leasing,  SMTs Annual Report on Form 10-K for the Fiscal
        Inc. and SMT Health Services Inc. and           Year Ended December 31, 1994.
        exhibits thereto.

10.32   Master Equipment Lease dated February 20,       Incorporated herein by reference is Exhibit 10.36 to
        1995, by and between Heller Financial Leasing,  SMTs Annual Report on Form 10-K for the Fiscal
        Inc. and SMT Health Services Inc. and           Year Ended December 31, 1994.
        exhibits thereto.

10.33   Loan Modification Agreement dated January       Incorporated herein by reference is Exhibit 10.37 to
        1, 1995, by and between Airport Regional        SMTs Annual Report on Form 10-K for the Fiscal
        Imaging Center, L.P. and Marine Midland         Year Ended December 31, 1994.
        Business Loans, Inc., formerly known as
        U.S. Concord, Inc.

10.34   Master Lease/Service Agreement, Agreement       Incorporated herein by reference is Exhibit 10.01 to the
        Number 8003 dated March 28, 1995 by and         2Q95 Report.
        between G.E. Medical Systems and SMT
        Health Services Inc.

10.35   Agreement of Lease dated March 16, 1995,        Incorporated herein by reference is Exhibit 10.39 to
        by and between SMT Health Services Inc.         SMTs Annual Report on Form 10-K for the Fiscal
        and Shared Mobile Enterprises.                  Year Ended December 31, 1994.

10.36   Agreement of Lease dated March 16, 1995,        Incorporated herein by reference is Exhibit 10.40 to
        by and between SMT Health Services Inc.         SMTs Annual Report on Form 10-K for the Fiscal
        and Shared Mobile Enterprises.                  Year Ended December 31, 1994.

- ---------------------
*Denotes management agreement or compensatory plan or arrangement.


Exhibit No.                                                                   Reference
- -----------                                                                   ---------
10.37*  Employment Agreement with Jeff D.               Incorporated herein by reference is Exhibit 10.41 to
        Bergman.                                        SMTs Annual Report on Form 10-K for the Fiscal
                                                        Year Ended December 31, 1994.

10.38*  Employment Agreement with Daniel                Incorporated herein by reference is Exhibit 10.42 to
        Dickman.                                        SMTs Annual Report on Form 10-K for the Fiscal Year
                                                        Ended December 31, 1994.

10.39   Agreement of Purchase and Sale By and           Incorporated herein by reference is Exhibit 10.02 to the
        Between Airport Regional Imaging Center,        2Q95 Report.
        L.P. and SMT Cardiac Corp., as Seller and
        C.F. Services, Inc. and C.F. Airport Health
        Services, Inc. as Buyers (and related
        schedules; Equipment Sublease by and
        between Airport Regional Imaging Center,
        L.P. and C.F. Airport Health Services, Inc.
        dated June 30, 1995; Credit Agreement dated
        June 30, 1995; Security Agreement dated
        June 30, 1995; Pledge of Securities
        Agreement dated June 30, 1995; and
        Continuing Agreement of Guaranty and
        Suretyship including Authority to Confess
        Judgment after Default)

10.40   Agreement between Shared Medical                Incorporated herein by reference is Exhibit 10.03 to the
        Enterprises and SMT Health Services Inc.        2Q95 Report.
        dated July 1, 1995

10.41*  1991 Employee Stock Option Plan (as             Incorporated herein by reference is Exhibit 10.04 to the
        amended on April 27, 1995)                      2Q95 Report.

10.42*  1991 Directors Stock Option Plan for            Incorporated herein by reference is Exhibit 10.05 to the
        Non-Employee Directors (as amended April 27,    2Q95 Report.
        1995)

10.43   Loan and Security Agreement, Agreement          Incorporated herein by reference is Exhibit 10.01 to the
        Number 130-0001386-000 dated September          3Q95 Report.
        27, 1995 by and between Siemens Credit
        Corporation and SMT Health Services Inc.

10.44*  Employment Agreement with David A. Zynn         Previously filed herewith.

10.45*  Employment Agreement with David Spindler        Previously filed herewith.

10.46*  Warrant Agreement dated August 9, 1995 by       Previously filed herewith.
        and between SMT Health Services Inc. and
        Mark A. DeSimone

- ---------------------
*Denotes management agreement or compensatory plan or arrangement.


Exhibit No.                                                                   Reference
- -----------                                                                   ---------
10.47*  Warrant Agreement dated August 9, 1995 by       Previously filed herewith.
        and among Jeff D. Bergman, Daniel
        Dickman, Gerald Cohn, Alan Novich and
        David J. Malone

10.48*  Amendment to 1991 Stock Option Plan for         Previously filed herewith.
        Nonemployee Directors

10.49   Agreement of Purchase and Sale Between          Previously filed herewith.
        Trans-Carolina Imaging, LLC, as Seller, and
        SMT Mobile V Corp., as Buyer dated as of
        February 27, 1996

10.50   Engagement Letter by and among SMT              Incorporated herein by reference is Exhibit 10.02 to the
        Health Services Inc. and Commonwealth           3Q95 Report.
        Associates

10.51   Warrant Agreement by and among SMT              Incorporated herein by reference is Exhibit 10.03 to the
        Health Services Inc. and Commonwealth           3Q95 Report
        Associates

10.52   Promissory Note and Loan and Security           Previously filed herewith.
        Agreement by and between Siemans Credit
        Corporation and SMT Health Services Inc.
        dated February 9, 1996

10.53   Amended Schedule of Leased Equipment by         Previously filed herewith.
        and between Laurel Capital Corporation and
        SMT Health Services Inc. dated January 4,
        1996

10.54*  SMT Health Services Inc. 1995 Directors         Previously filed herewith.
        Warrant Plan

11.1    Computation of Earnings Per Share               Previously filed herewith.

16.1    Letter dated June 20, 1994, from Deloitte &     Incorporated herein by reference is Exhibit 16.01 to the
        Touche regarding change in certifying           Current Report on Form 8-K for the event dated June 20,
        accountants.                                    1994.

21.1    List of Subsidiaries                            Previously filed herewith.

23.1    Consent of Independent Public Accountants       Filed herewith.

23.2    Consent of Independent Public Accountants       Filed herewith.

27.1    Financial Data Schedule                         Filed herewith.

99.1    Press Release dated February 20, 1996           Previously filed herewith.

99.2    Press Release dated March 20, 1996              Previously filed herewith.

- ---------------------
*Denotes management agreement or compensatory plan or arrangement.

     SMT will furnish to the Commission upon request copies of any instruments not filed herewith, if any, which authorize the issuance of long-term obligations of SMT not in excess of 10% of SMT's total assets on a consolidated basis.

(b) During the quarter ended December 31, 1995, SMT filed no reports on Form 8-K.

(c) SMT hereby files as exhibits to this Form 10-K the exhibits set forth in Items 14(a)(3) hereof which are not incorporated by reference.

(d) SMT hereby files as financial statement schedules to this Form 10-K the financial statement schedule set forth in Item 14(a)(2) hereof.

- ---------------------
*Denotes management agreement or compensatory plan or arrangement.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Pittsburgh, Commonwealth of Pennsylvania, on June 14, 1996.


                                  SMT HEALTH SERVICES INC.

                                  By:     /s/ David A. Zynn
                                       ---------------------------------------
                                          David A. Zynn
                                          Chief Financial Officer,
                                          Treasurer, Chief Accounting
                                          Officer and Assistant Secretary

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                                          Reference
- -----------                                          ---------
 3.1   Certificate of Incorporation of SMT, as       Incorporated herein by reference is Exhibit 3.1 to
       amended                                       Registration Statement No. 33-44329 on Form S-1
                                                     (the "Form S-1").

 3.2   By-Laws of SMT                                Incorporated herein by reference is Exhibit 3.2 to
                                                     the Form S-1.

 4.1   Unit Purchase Option dated March 11, 1992     Incorporated herein by reference is Exhibit 4.1 to
                                                     SMT's Annual Report on Form 10-K for the Fiscal
                                                     Year Ended December 31, 1992.

 4.2   Warrant Agreement dated March 11, 1992        Incorporated herein by reference is Exhibit 4.2 to
                                                     SMT's Annual Report on Form 10-K for the Fiscal
                                                     Year Ended December 31, 1992.

 4.3   Rights Agreement between SMT Health           Incorporated herein by reference is Exhibit 1 to
       Services Inc. and American Stock Transfer     the Registrants Registration Statement on Form 8-A
       and Trust Company dated November 8, 1995      Amendment No. 1, filed on December 6, 1995

10.1   Lease for SMT's facility                      Incorporated herein by reference is Exhibit 10.01
                                                     to SMT's Quarterly Report on Form 10-Q for the
                                                     Quarter Ended September 30, 1994 (the "3Q94 Report").

10.2*  Employment Agreement with Jeff D.             Incorporated herein by reference is Exhibit 10.2
       Bergman                                       to the Form S-1.

10.3*  Employment Agreement with Daniel              Incorporated herein by reference is Exhibit 10.3
       Dickman                                       to the Form S-1.

10.4   Consulting Agreement with Mark A.             Incorporated herein by reference is Exhibit 10.4
       DeSimone                                      to the Form S-1.

10.5*  1991 Employee Stock Option Plan               Incorporated herein by reference is Exhibit 10.14
                                                     to SMT's Annual Report on Form 10-K for the Fiscal
                                                     Year Ended December 31, 1992.

10.6*  1991 Stock Option Plan for Non-Employee       Incorporated herein by reference is Exhibit 10.15
       Directors                                     to SMT's Annual Report on Form 10-K for the Fiscal
                                                     Year Ended December 31, 1993.

10.7   Registration Rights Agreement, dated as of    Incorporated herein by reference is Exhibit 10.17
       November 27, 1991, between SMT and DVI        to SMT's Annual Report on Form 10-K for the Fiscal
       Financial Services Inc.                       Year Ended December 31, 1992.

10.8   Management Agreement, dated January 1,        Incorporated herein by reference is Exhibit 10.18
       1992, between DVI Financial Services Inc.     to the Form S-1.
       and SMT, including exhibits thereto

10.9   Equipment Leases, dated as of November 1,     Incorporated herein by reference is Exhibit 10.19
       1991, between Shared Medical Technologies,    to the Form S-1.
       Inc. and Shared Mobile Enterprises


Exhibit No.                                           Reference
- -----------                                           ---------


10.10  Amendment to Equipment Leases, dated as of     Incorporated herein by reference is Exhibit 10.20
       November 27, 1991, between Shared Medical      to the Form S-1.
       Technologies, Inc., Shared Mobile Enterprises
       and SMT

10.11  Underwriting Agreement between SMT             Incorporated herein by reference is Exhibit 10.23
       and Stratton Oakmont, Inc.                     to SMT's Annual Report on Form 10-K for the Fiscal
                                                      Year Ended December 31, 1992.

10.12  Limited Partnership Agreement among SMT        Incorporated herein by reference is Exhibit 2.02
       Cardiac Corp. and Cardiac Fitness Center of    to the Form 8-K for the event dated August 1, 1992.
       Erie, Inc., dated August 1, 1992

10.13* SMT Profit Sharing Plan                        Incorporated herein by reference is Exhibit 10.30
                                                      to SMT's Annual Report on Form 10-K for the Fiscal
                                                      Year Ended December 31, 1992.

10.14  Agreement of Limited Partnership of Airport    Incorporated herein by reference is Exhibit 10.31
       Regional Imaging Center, L.P.                  to SMT's Annual Report on Form 10-K for the Fiscal
                                                      Year Ended December 31, 1992.

10.15  Lease for Airport Regional Imaging Center,     Incorporated herein by reference is Exhibit 10.32
       L.P. facility                                  to SMT's Annual Report on Form 10-K for the Fiscal
                                                      Year Ended December 31, 1992.

10.16  Service Agreement, as of August 1, 1992,       Incorporated herein by reference is Exhibit 10.34
       between Cardiac Fitness Center of Erie, L.P.   to SMT's Annual Report on Form 10-K for the Fiscal
       and C.F. Cardiac Services, P.C.                Year Ended December 31, 1992.

10.17  Sublease, as of August 1, 1992, between        Incorporated herein by reference is Exhibit 10.35
       Cardiac Fitness Center of Erie, L.P. and C.F.  to SMT's Annual Report on Form 10-K for the Fiscal
       Cardiac Services, P.C.                         Year Ended December 31, 1992.

10.18  Agreement of Limited Partnership, dated        Incorporated herein by reference is Exhibit 10.36
       August 1, 1992, of C.F. Nuclear Medicine of    to SMT's Annual Report on Form 10-K for the Fiscal
       Shadyside                                      Year Ended December 31, 1992.

10.19  Agreement of Limited Partnership, dated        Incorporated herein by reference is Exhibit 10.37
       September 1, 1992, of C.F. Nuclear             to SMT's Annual Report on Form 10-K for the Fiscal
       Medicine, Ltd.                                 Year Ended December 31, 1992.

10.20  Master Security Agreement, dated October       Incorporated herein by reference is Exhibit 10.42
       6, 1992, between U.S. Concord, Inc. and        to SMT's Annual Report on Form 10-K for the Fiscal
       Airport Regional Imaging Center, L.P.,         Year Ended December 31, 1992.
       including exhibits thereto

10.21  Equipment Lease, dated January 13, 1992,       Incorporated herein by reference is Exhibit 10.43
       between SMT Health Services Inc. and           to SMT's Annual Report on Form 10-K for the Fiscal
       Shared Mobile Enterprises                      Year Ended December 31, 1992.

10.22  Equipment Lease, dated December 23, 1992,      Incorporated herein by reference is Exhibit 10.44
       between SMT Health Services Inc. and Shared    to SMT's Annual Report on Form 10-K for the Fiscal
       Mobile Enterprises                             Year Ended December 31, 1992.

10.23  Lease renewal and upgrade dated March 15,      Incorporated herein by reference is Exhibit 10.03
       1993, between SMT Health Services Inc. and     to the 3Q94 Report.
       GE Medical Systems

10.24  Master Equipment Lease Agreement dated as      Incorporated herein by reference is Exhibit 10.06
       of September 15, 1994, between Financing       to the 3Q94 Report.


Exhibit No.                                           Reference
- -----------                                           ---------

       for Science International, Inc. and SMT
       Health Services Inc., including exhibits thereto

10.25  Master Maxi-service Agreement Number dated     Incorporated herein by reference is Exhibit 10.07
       October 6, 1994, by and between GE Medical     to the 3Q94 Report.
       Systems and SMT Health Services Inc.,
       including exhibits thereto

10.26  Asset Purchase Agreement between Universal     Incorporated herein by reference is Exhibit 10.08
       Treatment Centers, Inc. and SMT Health         to the 3Q94 Report.
       Services Inc., dated as of October 31,
       1994, including schedules thereto

10.27  Master Equipment Lease dated November 21,      Incorporated herein by reference is Exhibit 10.31
       1994, by and between Laurel Capital            to SMTs Annual Report on Form 10-K for the Fiscal
       Corporation and SMT Health Services Inc.       Year Ended December 31, 1994.
       and exhibits thereto

10.28  Master Equipment Lease dated January 26,       Incorporated herein by reference is Exhibit 10.32
       1995, by and between Laurel Capital            to SMTs Annual Report on Form 10-K for the Fiscal
       Corporation and SMT Health Services Inc.       Year Ended December 31, 1994.
       and exhibits thereto

10.29  Master Equipment Lease dated January 26,       Incorporated herein by reference is Exhibit 10.33
       1995, by and between Laurel Capital            to SMTs Annual Report on Form 10-K for the Fiscal
       Corporation and SMT Health Services Inc.       Year Ended December 31, 1994.
       and exhibits thereto

10.30  Master Equipment Lease dated February 3,       Incorporated herein by reference is Exhibit 10.34
       1995, by and between Copelco Capital, Inc.     to SMTs Annual Report on Form 10-K for the Fiscal
       and SMT Health Services Inc. and exhibits      Year Ended December 31, 1994.
       thereto

10.31  Master Equipment Lease dated February 20,      Incorporated herein by reference is Exhibit 10.35
       1995, by and between Heller Financial          to SMTs Annual Report on Form 10-K for the Fiscal
       Leasing, Inc. and SMT Health Services Inc.     Year Ended December 31, 1994.
       and exhibits thereto.

10.32  Master Equipment Lease dated February 20,      Incorporated herein by reference is Exhibit 10.36
       1995, by and between Heller Financial          to SMTs Annual Report on Form 10-K for the Fiscal
       Leasing, Inc. and SMT Health Services Inc.     Year Ended December 31, 1994.
       and exhibits thereto.

10.33  Loan Modification Agreement dated January      Incorporated herein by reference is Exhibit 10.37
       1, 1995, by and between Airport Regional       to SMTs Annual Report on Form 10-K for the Fiscal
       Imaging Center, L.P. and Marine Midland        Year Ended December 31, 1994.
       Business Loans, Inc., formerly known as
       U.S. Concord, Inc.

10.34  Master Lease/Service Agreement, Agreement      Incorporated herein by reference is Exhibit 10.01
       Number 8003 dated March 28, 1995 by and        to the 2Q95 Report.
       between G.E. Medical Systems and SMT Health
       Services Inc.

10.35  Agreement of Lease dated March 16, 1995,       Incorporated herein by reference is Exhibit 10.39
       by and between SMT Health Services Inc.        to SMTs Annual Report on Form 10-K for the Fiscal
       and Shared Mobile Enterprises.                 Year Ended December 31, 1994.

10.36  Agreement of Lease dated March 16, 1995,       Incorporated herein by reference is Exhibit 10.40 to


Exhibit No.                                           Reference
- -----------                                           ---------

       by and between SMT Health Services Inc.        SMTs Annual Report on Form 10-K for the Fiscal
       and Shared Mobile Enterprises.                 Year Ended December 31, 1994.

10.37* Employment Agreement with Jeff D.              Incorporated herein by reference is Exhibit 10.41
       Bergman.                                       to SMTs Annual Report on Form 10-K for the Fiscal
                                                      Year Ended December 31, 1994.

10.38* Employment Agreement with Daniel Dickman.      Incorporated herein by reference is Exhibit 10.42
                                                      to SMTs Annual Report on Form 10-K for the Fiscal
                                                      Year Ended December 31, 1994.

10.39  Agreement of Purchase and Sale By and          Incorporated herein by reference is Exhibit 10.02
       Between Airport Regional Imaging Center,       to the 2Q95 Report.
       L.P. and SMT Cardiac Corp., as Seller and
       C.F. Services, Inc. and C.F. Airport Health
       Services, Inc. as Buyers (and related
       schedules; Equipment Sublease by and
       between Airport Regional Imaging Center,
       L.P. and C.F. Airport Health Services, Inc.
       dated June 30, 1995; Credit Agreement dated
       June 30, 1995; Security Agreement dated
       June 30, 1995; Pledge of Securities
       Agreement  dated June 30, 1995; and
       Continuing Agreement of Guaranty and
       Suretyship including Authority to Confess
       Judgment after Default)

10.40  Agreement between Shared Medical               Incorporated herein by reference is Exhibit 10.03
       Enterprises and SMT Health Services Inc.       to the 2Q95 Report.
       dated July 1, 1995

10.41* 1991 Employee Stock Option Plan (as            Incorporated herein by reference is Exhibit 10.04
       amended on April 27, 1995)                     to the 2Q95 Report.

10.42* 1991 Directors Stock Option Plan for           Incorporated herein by reference is Exhibit 10.05
       Non-Employee Directors (as amended             to the 2Q95 Report.
       April 27, 1995)

10.43  Loan and Security Agreement, Agreement         Incorporated herein by reference is Exhibit 10.01
       Number 130-0001386-000 dated September         to the 3Q95 Report.
       27, 1995 by and between Siemens Credit
       Corporation and SMT Health Services Inc.

10.44* Employment Agreement with David A. Zynn        Previously filed herewith.

10.45* Employment Agreement with David Spindler       Previously filed herewith.

10.46* Warrant Agreement dated August 9, 1995 by      Previously filed herewith.
       and between SMT Health Services Inc. and
       Mark A. DeSimone


Exhibit No.                                           Reference
- -----------                                           ---------

10.47* Warrant Agreement dated August 9, 1995 by      Previously filed herewith.
       and among Jeff D. Bergman, Daniel Dickman,
       Gerald Cohn, Alan Novich and David J. Malone

10.48* Amendment to 1991 Stock Option Plan for        Previously filed herewith.
       Nonemployee Directors

10.49  Agreement of Purchase and Sale Between         Previously filed herewith.
       Trans-Carolina Imaging, LLC, as Seller,
       and SMT Mobile V Corp., as Buyer dated
       as of February 27, 1996

10.50  Engagement Letter by and among SMT             Incorporated herein by reference is Exhibit 10.02
       Health Services Inc. and Commonwealth          to the 3Q95 Report.
       Associates

10.51  Warrant Agreement by and among SMT Health      Incorporated herein by reference is Exhibit 10.03
       Services Inc. and Commonwealth Associates      to the 3Q95 Report

10.52  Promissory Note and Loan and Security          Previously filed herewith.
       Agreement by and between Siemans Credit
       Corporation and SMT Health Services Inc.
       dated February 9, 1996

10.53  Amended Schedule of Leased Equipment by        Previously filed herewith.
       and between Laurel Capital Corporation and
       SMT Health Services Inc. dated January 4,
       1996

10.54* SMT Health Services Inc. 1995 Directors        Previously filed herewith.
       Warrant Plan

11.1   Computation of Earnings Per Share              Previously filed herewith.

16.1   Letter dated June 20, 1994, from Deloitte      Incorporated herein by reference is Exhibit 16.01
       & Touche regarding change in certifying        to the Current Report on Form 8-K for the event
       accountants                                    dated June 20, 1994.

 21.1  List of Subsidiaries                           Previously filed herewith.

 23.1  Consent of Independent Public Accountants      Filed herewith.

 23.2  Consent of Independent Public Accountants      Filed herewith.

 27.1  Financial Data Schedule                        Filed herewith.

 99.1  Press Release dated February 20, 1996          Previously filed herewith.

 99.2  Press Release dated March 20, 1996             Previously filed herewith.
