Form 10-Q/A
period 1996-03-31
SMT HEALTH SERVICES INC
filed 1996-06-14
CIK 881917

                                  FORM 10-Q/A
                               (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


    X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

         Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934


             For the transition period from           to
                                            ---------    ---------

                         Commission File No.:  0-19897

                           SMT HEALTH SERVICES INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                              25-1672183
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

               10521 PERRY HIGHWAY, WEXFORD, PENNSYLVANIA 15090
                    (Address of principal executive offices)

                                  412-933-3300
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes   X        No
                                      -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At June 11, 1996, 3,087,225 shares of Common Stock, $0.01 par value of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   SMT Health Services Inc. and Subsidiaries

                    Consolidated Balance Sheets (unaudited)

                                                                        March 31,              December 31,
                                                                          1996                    1995
                                                                       -----------             -----------
ASSETS
- - ------

CURRENT ASSETS:
 Cash and cash equivalents - non-restricted                            $ 1,863,207             $ 2,341,519
 Cash and cash equivalents - restricted (Note 4)                         1,270,000               1,600,000
 Accounts receivable - no allowance for doubtful
   accounts                                                              1,401,026               1,059,567
 Accounts receivable, other, net of allowance for doubtful
   accounts of $20,000 at December 31, 1995                                     --                  74,455
 Notes receivable - current portion                                         48,843                  47,760
 Receivable from the sale of leases secured by equipment
   - current portion                                                       353,806                 342,789
 Other current assets                                                      218,589                 175,506
                                                                       -----------             -----------

         Total current assets                                            5,155,471               5,641,596
                                                                       -----------              ----------

PROPERTY AND EQUIPMENT:
 Equipment                                                                 196,534                 174,556
 Furniture and fixtures                                                     60,874                  59,712
 Vehicles                                                                  125,103                 125,103
 Leasehold improvements                                                     29,245                  27,915
 Leased medical equipment                                               24,892,383              22,167,551
                                                                       -----------             -----------

         Total property and equipment                                   25,304,139              22,554,837

  Less accumulated depreciation and amortization                        (6,474,301)             (6,613,759)
                                                                       -----------             -----------

         Property and equipment, net                                    18,829,838              15,941,078
                                                                       -----------             -----------

OTHER ASSETS:
  Notes receivable - noncurrent                                             39,616                  52,240
  Receivable from the sale of leases secured by equipment
    - noncurrent                                                           785,899                 878,590
  Contract and license acquisition costs, net of
    accumulated amortization of $816,000 and
    $788,000, respectively                                                 694,304                 109,260
  Deposits and other assets                                                402,745                 506,041
  Deferred income taxes, net of valuation allowance
    of $40,000 and $103,000, respectively                                   49,000                 219,000
                                                                       -----------             -----------

         Total other assets                                              1,971,564               1,765,131
                                                                       -----------             -----------

TOTAL ASSETS                                                           $25,956,873             $23,347,805
                                                                       ===========             ===========

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries


                                                                        March 31,             December 31,
                                                                          1996                    1995
                                                                       -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                    $   317,552              $   270,277
 Accrued wages and related taxes                                           8,248                   57,823
 Current portion of long-term debt and capital
    lease obligations                                                  4,859,527                4,380,930
 Other current liabilities                                               578,800                  527,217
                                                                     -----------              -----------

         Total current liabilities                                     5,764,127                5,236,247

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS -
    less current portion                                              14,333,612               12,709,905
                                                                     -----------              -----------

         Total liabilities                                            20,097,739               17,946,152
                                                                     -----------              -----------

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value; authorized
    10,000,000 shares; issued and outstanding
    2,654,400                                                            26,544                    26,544
 Cumulative Convertible Preferred Stock; $0.01 par value;
    authorized 994,600 shares; no shares issued and
    outstanding                                                            --                         --
 Additional paid-in capital                                            6,636,070                6,636,070
 Accumulated deficit                                                    (803,480)              (1,260,961)
                                                                     -----------              -----------

         Total Stockholders' equity                                    5,859,134                5,401,653
                                                                     -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $25,956,873              $23,347,805
                                                                     ===========              ===========

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

               Consolidated Statements of Operations (unaudited)

                                                                 Three Months               Three Months
                                                                    Ended                       Ended
                                                                March 31, 1996             March 31, 1995
                                                                --------------             --------------
REVENUES:
 Service revenue                                                    $4,128,035                 $3,644,765
 Interest income                                                        53,166                     18,810
                                                                    ----------                 ----------

         Total revenues                                              4,181,201                  3,663,575
                                                                    ----------                 ----------

COSTS AND EXPENSES:
 Operating expenses - third parties                                  1,365,973                  1,288,235
 Operating expenses - lease expenses - related parties                      --                     78,400
 Depreciation and amortization                                         989,174                    936,510
 Selling, general and administrative                                   682,266                    564,559
 Interest - third parties                                              457,307                    351,634
 Interest - related parties                                                 --                     86,538
                                                                    ----------                 ----------

         Total costs and expenses                                    3,494,720                  3,305,876
                                                                    ----------                 ----------

Income before income taxes and minority interests                      686,481                    357,699

Minority interests in earnings of subsidiaries (Note 7)                     --                     27,091
                                                                    ----------                 ----------

Income before income taxes                                             686,481                    330,608

Income taxes                                                           229,000                     89,000
                                                                    ----------                 ----------

Net income from continuing operations                                  457,481                    241,608
                                                                    ----------                 ----------

Discontinued operations:

 Loss on disposal of discontinued operations, net of tax
  benefit of $102,000 in 1995                                               --                   (198,000)

 Extraordinary item, debt forgiveness, net of income tax
  expense of $102,000                                                       --                    198,000
                                                                    ----------                 ----------
                                                                            --                         --
                                                                    ----------                 ----------
Net Income                                                          $  457,481                 $  241,608
                                                                    ==========                 ==========

Earnings per Common Share:

 Continuing Operations                                              $      .14                 $      .10
 Discontinued Operations                                                    --                         --
                                                                    ----------                 ----------
    Earnings Per Common Share                                       $      .14                 $      .10
                                                                    ==========                 ==========

Weighted Average Shares outstanding                                  2,654,400                  2,528,400
                                                                    ==========                 ==========



                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

               Consolidated Statements of Cash Flows (unaudited)


                                                                 Three Months               Three Months
                                                                    Ended                       Ended
                                                                March 31, 1996             March 31, 1995
                                                                --------------             --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $  457,481          $   241,608
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                        989,174              936,510
   Minority interests in subsidiaries                                        --               27,091
   Negative amortization on capital lease obligations                        --                5,521
   Deferred income taxes                                                170,000               62,000
   Other                                                                     --               10,467
 Changes in assets and liabilities of continuing
   operations:
   Accounts and notes receivable                                       (255,463)            (346,450)
   Other current assets                                                 (43,083)             (30,405)
   Accounts payable and other                                            98,858               97,825
   Accrued wages and related taxes                                      (49,575)              47,370
                                                                     ----------           ----------

NET CASH PROVIDED BY CONTINUING OPERATING
  ACTIVITIES                                                          1,367,392            1,051,537
                                                                     ----------           ----------


NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES                           --              (27,051)
                                                                     ----------           ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            $1,367,392           $1,024,486
                                                                     ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                (634,603)             (83,198)
  Construction of leasehold improvements                                 (1,330)              (4,078)
  Payment for purchase of acquired entity                              (642,840)                  --
  Net cash restricted for equipment financing purposes                  330,000           (1,131,500)
  Other                                                                 107,978              (24,393)
                                                                     ----------           ----------

NET CASH USED IN INVESTING ACTIVITIES                                  (840,795)          (1,243,169)
                                                                     ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under loan agreements and  capital leases:
    Continuing operations                                            (1,004,909)            (929,259)
    Discontinued operations                                                  --              (13,716)
  Other                                                                      --               (4,527)
                                                                     ----------           ----------

NET CASH USED IN FINANCING ACTIVITIES                                (1,004,909)            (947,502)
                                                                     ----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (478,312)          (1,166,185)

CASH AND CASH EQUIVALENTS - (unrestricted)
  Beginning of period                                                 2,341,519            1,848,504
                                                                     ----------           ----------

CASH AND CASH EQUIVALENTS - (unrestricted)
  End of period                                                      $1,863,207           $  682,319
                                                                     ==========           ==========

                See Notes to Consolidated Financial Statements.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

  NOTE 1 - BASIS OF PRESENTATION

  SMT Health Services Inc. and its wholly owned subsidiaries (the "Company") are engaged primarily in providing medical diagnostic imaging services to hospitals, physicians and patients. The Company, through its subsidiaries, operates fourteen mobile Magnetic Resonance Imaging (MRI) Units ("MRI Units") in Pennsylvania, West Virginia, North Carolina, Virginia, Kentucky and Ohio.

  The Company's Common Stock and Warrants currently trade on the National Association of Securities Dealers, Inc. Automated Quotations Systems (NASDAQ) National Market System under the symbols "SHED" and "SHEDW", respectively.

  The unaudited consolidated financial statements as of and for the three month periods ended March 31, 1996 and 1995 include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The unaudited consolidated financial statements included herein have been prepared by management, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC informational requirements.

  The financial statements reflect normal recurring accounting adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results for the entire current fiscal year ending December 31, 1996. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995 which is on file at the Securities and Exchange Commission.

  Certain amounts in the March 31, 1995 Statements of Operations and Cash Flows have been reclassified to conform with the March 31, 1996 presentation.

  NOTE 2 - NET EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT

  The net earnings per common and common share equivalent are calculated using the weighted average common and common share equivalents outstanding during the year, except where anti-dilutive. Common share equivalents include shares issuable upon the exercise of stock options, rights and warrants less the number of shares assumed purchased with the proceeds available from the assumed exercise of the options, rights and warrants.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                 MARCH 31, 1996


  NOTE 2 - NET EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT (continued)

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


  NOTE 3 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

  The Company is engaged primarily in providing mobile MRI services to small-to-medium-sized hospitals in Pennsylvania, West Virginia, North Carolina, Virginia, Kentucky and Ohio.

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

  Certain Significant Estimates: The Company operates mobile MRI units which are capital intensive and subject to changes in technology. The Company primarily leases such equipment over a 48 to 60 month period and depreciates the equipment over the respective lease period to an estimated residual value which typically approximates 20% of the original cost of the equipment. The useful lives and residual values estimated by management are considered significant estimates. During 1994 and 1995, the Company upgraded its fleet of mobile MRI units to newer state-of-the-art technology. Management does not currently anticipate significant technological advances which could significantly affect its estimates.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                 MARCH 31, 1996

NOTE 3 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

The Company is not dependent on any one customer or geographic region as a source of its revenues. However, the Company utilizes the services of Hospital Shares Services to process approximately 35% of its billings and collections.


NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

                                       March 31,   December 31,
                                         1996          1995
                                      -----------  ------------

Capital lease and loan obligations    $19,193,139   $17,090,835

Less current portion                    4,859,527     4,380,930
                                      -----------   -----------

                                      $14,333,612   $12,709,905
                                      ===========   ===========

The total cost and accumulated amortization of property securing capital lease and loan obligations at March 31, 1996 were approximately $24,895,000 and $6,247,000, respectively. Interest rates under the capital leases and loan obligations range from 8.5% to 13.5%.

In February and March 1995, the Company refinanced four Mobile Units to more favorable lease terms and completed the Company's current lease refinance program.

The long-term debt and capital lease obligations balance includes approximately $1.1 million of capital lease obligations due to third parties related to the equipment at the Auburn Regional Center for Cancer Care and Airport Regional Imaging Center, which the Company had treated as discontinued operations and sold in October 1994 and June 1995, respectively. Accordingly, the Company has recorded an offsetting receivable for the lease receivables due from the purchaser of the centers. Such lease receivables are secured by the equipment and accounts receivable of the centers.

In November 1992, the Company issued a letter-of-credit in the amount of $198,500 pursuant to a lease transaction related to the Airport Regional Imaging Center. In exchange for restructuring the terms of the debt of this Center, the Company increased the outstanding letter-of-credit to an aggregate $400,000.

In November 1994, the Company issued a letter-of-credit in the amount of $270,000 related to the purchase and financing of a new Mobile Unit. Such letter-of-credit expires at various times beginning in 1997.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                 MARCH 31, 1996


NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

In relation to the refinancing of the Mobile Units in February and March 1995, the Company issued two letters-of-credit in the aggregate amount of $930,000.
In February 1996, the lessor holding one of the letters-of-credit totaling $330,000 allowed the letter-of-credit to expire. The remaining letter-of-credit is reviewable annually with no definitive termination.

The Company must maintain a cash balance on deposit with the bank which issued the letters-of-credit equal to the outstanding letters-of-credit.

In February 1995, the Company purchased an eighteen-month-old Siemens 1.0 Tesla Impact Mobile Unit for approximately $1.2 million. The Company financed the purchase of this unit under a 48 month dollar-out lease requiring monthly payments of approximately $31,000.

In June 1995, the Company upgraded one of its .5 Tesla General Electric Signas to a 1.0 Tesla Signa for approximately $1.9 million. The Company financed the purchase of this unit with a 60 month dollar-out capital lease requiring monthly payments of approximately $41,000.

In September 1995, the Company purchased a new unit for approximately $1.9 million. The Company financed the purchase of this new unit with a 60 month loan requiring monthly payments of approximately $40,000.

The Company upgraded one of its .5 Tesla Signas to a 1.0 Tesla Horizon unit. The new unit was financed at a net total cost of approximately $2.0 million and was delivered in late February 1996. The Company financed the purchase of this new unit with a 60 month dollar-out lease requiring monthly payments of approximately $44,000.

The Company contracted with several new hospital clients and purchased a new Siemens 1.0 Tesla Impact unit which began service in mid-February 1996. The cost of this new unit approximated $1.9 million. The Company financed the purchase of this new unit with a 60 month loan requiring monthly payments of approximately $35,000.


NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes are provided to account for temporary differences between financial statement accounting and income tax reporting and relate principally to differences in reporting for diagnostic medical equipment, depreciation, accrued expenses and net operating loss carryforwards.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                 MARCH 31, 1996


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The total amount of interest payments during the three months ended March 31, 1996 and 1995 were approximately $471,000 and $427,000, respectively. In addition, income tax payments for the three month period ended March 31, 1996 and 1995 were approximately $56,000 and $18,000, respectively.


NOTE 7 - SALE OF PARTNERSHIP INTERESTS

On June 30, 1995, in conjunction with the sale of the Airport Center which had been treated as a discontinued operation, the Company sold its majority ownership and general partner rights in four cardiac care partnerships for a total sale price of $300,000 comprised of $200,000 in cash and a $100,000, thirty-month note. The Company recognized a pre-tax gain on this sale of $48,219. The partnerships, which constituted approximately seven percent of the Company's revenues, had total assets of approximately $1.4 million, comprised primarily of diagnostic equipment and accounts receivable, and total liabilities of approximately $1.2 million comprised primarily of capital lease obligations associated with the diagnostic equipment.


NOTE 8 - LITIGATION

The Company has been named as a defendant, along with the hospital which contracts for the Company's MRI services, in a claim filed by a woman who alleges to have incurred partial paralysis as a result of being mishandled during an MRI procedure. The claim has been filed for $6.0 million in damages. The claim is in the early discovery stages. The Company does not believe that it has been negligent in any manner and intends to vigorously defend the claim. The Company has approximately $2.0 million of insurance related to this matter. Management does not believe the outcome of this matter will result in a material adverse effect on its operations or financial condition.


NOTE 9 - ACQUISITION

On March 21, 1996, the Company purchased certain assets of a mobile provider which operated mobile units in the state of North Carolina (the "Seller"). The purchase price approximated $600,000 in cash [net of negotiated trade-in value of approximately $500,000 (which approximated the purchase price of the units acquired) for two of the Seller's mobile MRI units] in exchange for MRI Programs including Certificate of Need licenses or exemptions and certain customer service contracts. The Company traded-in and upgraded one of the purchased units to newer technology in April 1996 and intends to trade-in and upgrade the second unit during the second quarter of 1996. The transaction increased the Company's mobile MRI fleet to 14 units.


NOTE 10 - SUBSEQUENT EVENT

During May and June 1996, stock options covering 432,825 shares of Common Stock were exercised pursuant to the Company's 1991 Employee Stock Option Plan and 1991 Director Stock Option Plan. The Company received approximately $864,000 as a result of such stock option exercises.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 MARCH 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion that follows should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto of SMT Health Services Inc. and Subsidiaries.

Results of Operations

The following table sets forth for the periods indicated the percentages which the items in the Statement of Operations bear to revenues and the dollar increase (decrease) of such items as compared to the corresponding period in the prior year.


                                                                              Increase
                                                                             (Decrease)
                                                   Percentage of Revenue     Prior Year
                                                  --------------------------------------
                                                          Three                Three
                                                      Months Ended          Months Ended
                                                  --------------------------------------
                                                   3/31/96     3/31/95         3/31/96
========================================================================================
Revenues                                             100%        100%         $518,000
- - ----------------------------------------------------------------------------------------
Cost & Expenses:
- - ----------------------------------------------------------------------------------------
   Operating                                          33%         37%           (1,000)
- - ----------------------------------------------------------------------------------------
   Depreciation & Amortization                        24%         26%           53,000
- - ----------------------------------------------------------------------------------------
   S, G & A                                           16%         15%          118,000
- - ----------------------------------------------------------------------------------------
   Interest                                           11%         12%           19,000
- - ----------------------------------------------------------------------------------------
Total Costs and Expenses                              84%         90%          189,000
- - ----------------------------------------------------------------------------------------
Income Before Taxes and Minority Interests            16%         10%          329,000
- - ----------------------------------------------------------------------------------------
Minority Interests                                    --           1%          (27,000)
- - ----------------------------------------------------------------------------------------
Income Before Taxes                                   16%          9%          356,000
- - ----------------------------------------------------------------------------------------
Income Taxes                                           5%          2%          140,000
- - ----------------------------------------------------------------------------------------
Net Income                                            11%          7%         $216,000
- - ----------------------------------------------------------------------------------------

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 MARCH 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

                       Three Months Ended March 31, 1996
               Compared To The Three Months Ended March 31, 1995

Revenues for the first quarter of 1996 increased $518,000, or 14%, to $4,181,000 compared to $3,663,000 for the first quarter of 1995. Excluding revenues of $268,000 for the first quarter of 1995 related to the Company's cardiac partnerships, which were sold on June 30, 1995, mobile MRI revenues increased approximately 23%. This increase in revenue was primarily attributed to increased utilization of the Company's mobile MRI units, as well as the fact that the Company purchased new units in September 1995 and February 1996. Revenues of units in operation for both comparable periods increased 6% during the first quarter of 1996 compared to the first quarter of 1995 primarily as a result of increased utilization.

Operating expenses decreased $1,000 to $1,366,000 during the first quarter of 1996 compared to $1,367,000 during the first quarter of 1995. Operating expenses of units in operation for both comparable periods decreased approximately 6% during the first quarter of 1996 compared to the same quarter of 1995.

Depreciation and amortization expense increased $53,000, or 6%, in the first quarter of 1996 to $989,000 from $936,000 during the first quarter of 1995. This increase was primarily due to depreciation expense associated with the Company's new units purchased in September 1995 and February 1996.

Selling, general and administrative costs in the first quarter of 1996 increased $118,000 to $682,000, or 16% of revenues, compared to $564,000, or 15% of revenues during the first quarter of 1995. The increase is primarily due to a $50,000 prepayment of a consulting fee related to the termination of a consulting arrangement and increased compensation costs related to the Company's management bonus plan.

Interest expense for the first quarter of 1996 increased $19,000 to $457,000 compared to $438,000 for the first quarter of 1995 primarily as a result of the two new units purchased in September 1995 and February 1996.

The Company reported net income of $457,000, or $.14 per share, during the first quarter of 1996 versus $242,000, or $.10 per share, during the first quarter of 1995. Income tax expense for the first quarter of 1996 was $229,000 as compared to income tax expense of $89,000 for the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, the Company experienced a net increase of $1,367,000 in cash from operations as compared to a net increase of $1,052,000 during the three months ended March 31, 1995. This increase is primarily due to increased income.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 MARCH 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company used cash in investing activities during the three months ended March 31, 1996 of $841,000, primarily related to the purchase of various medical equipment as well as the purchase of a mobile MRI company in March 1996 (see
Note 9 of the Company's unaudited consolidated financial statements included in
Item 1, which information is incorporated herein by reference) partially offset by a reduction in the amount of restricted cash related to equipment financing.

The Company used cash in financing activities during the first quarter of 1996 of approximately $1,005,000 primarily related to principal payments under loan agreements and capital leases. The Company incurred a net decrease in cash and cash equivalents of approximately $478,000 in the first quarter of 1996 and maintained an unrestricted cash balance at March 31, 1996 of approximately $1,863,000. The Company also maintained a restricted cash balance of $1,270,000 at March 31, 1996.

The Company's trade accounts receivable balance increased by $341,000 to $1,401,000 at March 31, 1996 primarily due to higher service revenues in March 1996. In the experience of the Company, average accounts receivable collections typically do not exceed 40 days, as there are no billings which relate to the Company's core mobile MRI business subject to traditional third-party payors, and the accounts receivable balance turned over approximately three times during the three months ended March 31, 1996. Approximately 35% of the Company's billings and collections are processed through Hospital Shared Services ("HSS"), a representative of certain hospitals. As a fee for these services, HSS retains approximately 2.5% of gross billings to these hospitals.

At March 31, 1996, the Company had a working capital deficit of $609,000. However, $4,860,000 of the $5,764,000 of current liabilities relate to the current portion of capital leases and long-term debt which will be due over the next twelve months, as opposed to current assets of $5,155,000 which are highly liquid and turn over frequently. The Company has been able to meet all past debt service obligations, currently is able to meet all such obligations, and anticipates it will continue to meet such obligations. As in the past, management anticipates that such obligations will be funded by the revenues generated by the Mobile Units and equipment.

To date, the Company has financed its equipment acquisitions and working capital requirements with loans and leases, from internal cash flow and capital contributions. As of March 31, 1996, the Company was a party to leases and loans covering all of its mobile MRI units. The aggregate outstanding principal balance of all such leases and loans was approximately $19,193,000 at March 31, 1996. The amount of such leases and other debt obligations due during the next twelve months is approximately $4,860,000.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 MARCH 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

On June 30, 1995, the Company sold its majority ownership and general partner rights in four cardiac care partnerships for a total sale price of $300,000 comprised of $200,000 in cash and a $100,000 thirty-month note. The Company recognized a pre-tax gain on this sale of $48,219. The partnerships, which constituted approximately seven percent of the Company's revenues, had total assets of approximately $1.4 million, comprised primarily of diagnostic equipment and accounts receivable, and total liabilities of approximately $1.2 million comprised primarily of capital lease obligations associated with the diagnostic equipment.

In February 1995, the Company purchased an eighteen-month-old Siemens 1.0 Tesla Impact Mobile Unit for approximately $1.2 million. The Company financed the purchase of this unit under a 48 month dollar-out lease requiring monthly payments of approximately $31,000.

In June 1995, the Company upgraded one of its .5 Tesla General Electric Signas to a 1.0 Tesla Signa for approximately $1.9 million. The Company financed the purchase of this unit with a 60 month dollar-out capital lease requiring monthly payments of approximately $41,000.

In September 1995, the Company purchased a new unit for approximately $1.9 million. The Company financed the purchase of this new unit with a 60 month loan requiring monthly payments of approximately $40,000.

The Company upgraded one of its .5 Tesla Signas to a 1.0 Tesla Horizon unit. The new unit was financed at a net total cost of approximately $2.0 million and was delivered in late February 1996. The Company financed the purchase of this new unit with a 60 month dollar-out lease requiring monthly payments of approximately $44,000.

The Company contracted with several new hospital clients and purchased a new Siemens 1.0 Tesla Impact unit which began service in mid-February 1996. The cost of this new unit approximated $1.9 million. The Company financed the purchase of this new unit with a 60 month loan requiring monthly payments of approximately $35,000.

Prior to July 1, 1995, the Company subleased certain truck cabs from Shared Mobile Enterprises ("SME"), which, in turn, leased such truck cabs from an independent third-party leasing company. Effective July 1, 1995, SME released the Company from its obligations under ten long-term subleases in exchange for the issuance to SME of 120,000 unregistered Common Shares valued at $3 per share, the weighted average closing price for the stock for the prior thirty trading days. The Company received an opinion from an independent financial advisor that the transaction was fair to the Company and its shareholders. At the same time, with the concurrence of the third-party leasing company, the Company assumed SME's obligations under its original lease and modified that lease by (i) extending the lease term by one additional

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                MARCH 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

year and (ii) adding one additional truck cab to the schedule of leased property with a corresponding increase in base rental payments. The $360,000 value of the shares represents the present value of the excess of the sublease payments over the original lease payments. The Company has capitalized the $360,000 and is amortizing this prepaid rent over a period which approximates the lease term. SME was one hundred percent beneficially owned by certain officers/directors and a former director/consultant of the Company who own approximately 24% of the Company's outstanding Common Shares.

The Company has outstanding a letter-of-credit totaling $400,000 related to equipment financing at a freestanding diagnostic imaging center which it sold in June 1995 and on which it remains obligated (see Note 4 of the Company's unaudited consolidated financial statements included in Item 1, which information is incorporated herein by reference).

In November 1994, the Company issued a letter-of-credit in the amount of $270,000 related to the purchase and financing of a new Mobile Unit. The letter-of-credit is scheduled to be reduced at various times beginning in 1997.

In relation to the refinancing of the four Mobile Units in February and March 1995, the Company issued two letters-of-credit in the aggregate amount of $930,000. In February 1996, the lessor holding one of the letters-of-credit totaling $330,000 allowed the letter-of-credit to expire. The remaining letter-of-credit is reviewable annually with no definitive termination.

On March 21, 1996, the Company purchased certain assets of a mobile provider which operated mobile units in the state of North Carolina (the "Seller"). The purchase price approximated $600,000 in cash [net of negotiated trade-in value of approximately $500,000 (which approximated the purchase price of the units acquired) for two of the Seller's mobile MRI units] in exchange for MRI Programs including Certificate of Need licenses or exemptions and certain customer service contracts. The Company traded-in and upgraded one of the purchased units to newer technology in April 1996 and intends to trade-in and upgrade the second unit during the second quarter of 1996. The transaction increased the Company's mobile MRI fleet to 14 units.

The Company has been named as a defendant, along with the hospital which contracts for the Company's MRI services, in a claim filed by a woman who alleges to have incurred partial paralysis as a result of being mishandled during an MRI procedure. The claim has been filed for $6.0 million in damages. The claim is in the early discovery stages. The Company does not believe that it has been negligent in any manner and intends to vigorously defend the claim. The Company has approximately $2.0 million of insurance related to this matter. Management does not believe the outcome of this matter will result in a material adverse effect on its operations or financial condition.


During May and June 1996, stock options covering 432,825 shares of Common Stock were exercised pursuant to the Company's 1991 Employee Stock Option Plan and the 1991 Director Stock Option Plan. The Company received approximately $864,000 as a result of such stock option exercises. The Company has or intends to use these proceeds for downpayments on new MRI units and general working capital needs.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 MARCH 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company from time to time is presented with and investigates possible transactions related to the acquisition and commencement of operations of additional Mobile Units and the Company expects to continue such investigations and, to the extent that terms favorable to the Company can be negotiated, to consummate such transactions.

                         PART II -- OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

         11.01 Earnings Per Share Computation.........Previously filed herewith.
         27.01 Financial Data Schedule................Filed herewith.
         99.01 Press release dated April 2, 1996......Previously filed herewith.
         99.02 Press release dated April 23, 1996.....Previously filed herewith.

    (b)  Report on Form 8-K.

         The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the understanding thereunto duly authorized.



                            SMT Health Services Inc.
                                  (Registrant)




Date:  June 14, 1996                 By:        /s/ David A. Zynn
                                           --------------------------------
                                           David A. Zynn
                                           Chief Financial Officer, Treasurer
                                           and Principal Accounting Officer

                                EXHIBIT INDEX



Exhibit No.                                                  Reference
- - ----------                                                   ---------

11.01  Earnings Per Share Computation.................Previously filed herewith.

27.01  Financial Data Schedule........................Filed herewith.

99.01  Press release dated April 2, 1996..............Previously filed herewith.

99.02  Press release dated April 23, 1996.............Previously filed herewith.