Form 10-Q
period 1996-06-30
SMT HEALTH SERVICES INC
filed 1996-08-05
CIK 881917

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


       X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                               or

               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from _________ to _________

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

          At July 29, 1996, 3,154,272 shares of Common Stock, $0.01 par value of the registrant were outstanding.



                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  SMT Health Services Inc. and Subsidiaries

                   Consolidated Balance Sheets (unaudited)

                                                     June 30,      December 31,
                                                       1996             1995
                                                   ------------      -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents - unrestricted         $  2,560,495    $  2,341,519
  Cash and cash equivalents - restricted (Note 4)     1,270,000       1,600,000
  Accounts receivable - no allowance for doubtful
    accounts                                          1,402,074       1,059,567
  Accounts receivable, other, net of allowance
    for doubtful accounts of $20,000 at
    December 31, 1995                                        --          74,455
  Notes receivable - current portion                     49,950          47,760
  Receivable from the sale of leases secured
    by equipment - current portion                      365,178         342,789
  Other current assets                                  354,612         175,506
                                                    -----------     ----------
         Total current assets                         6,002,309       5,641,596
                                                    -----------     -----------
PROPERTY AND EQUIPMENT:
  Equipment                                             203,805         174,556
  Furniture and fixtures                                 60,874          59,712
  Vehicles                                              156,549         125,103
  Leasehold improvements                                 29,245          27,915
  Leased medical equipment                           27,232,305      22,167,551
                                                    -----------     -----------
         Total property and equipment                27,682,778      22,554,837

  Less accumulated depreciation and amortization     (6,655,058)     (6,613,759)
                                                    -----------     -----------
         Property and equipment, net                 21,027,720      15,941,078
                                                    -----------     -----------
OTHER ASSETS:
  Notes receivable - noncurrent                          26,706          52,240
  Receivable from the sale of leases secured
    by equipment - noncurrent                           690,227         878,590
  Contract and license acquisition costs, net of
   accumulated amortization of $837,000 and
   $788,000, respectively                               673,513         109,260
  Deposits and other assets                             423,957         506,041
  Deferred income taxes, net of valuation allowance
   of $103,000 at December 31, 1995                          --         219,000
                                                    -----------     -----------

           Total other assets                         1,814,403       1,765,131
                                                    -----------     -----------

TOTAL ASSETS                                        $28,844,432     $23,347,805
                                                    ===========     ===========


               See Notes to Consolidated Financial Statements.

                                    -2-



                 SMT Health Services Inc. and Subsidiaries

             Consolidated Balance Sheets (unaudited) (continued)


                                                      June 30,     December 31,
                                                        1996           1995
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    221,574   $    270,277
  Accrued wages and related taxes                        70,689         57,823
  Current portion of long-term debt and capital
    lease obligations                                 5,285,242      4,380,930
  Other current liabilities                             522,846        527,217
                                                   ------------   ------------

      Total current liabilities                       6,100,351      5,236,247

Deferred income taxes                                   140,000             --

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS -
  less current portion                               15,237,130     12,709,905
                                                   ------------   ------------

      Total liabilities                              21,477,481     17,946,152
                                                   ------------   ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; authorized
    10,000,000 shares; issued and outstanding
    3,120,100 and 2,654,400, respectively                31,201         26,544
  Cumulative Convertible Preferred Stock;
    $0.01 par value;authorized 994,600 shares;
    no shares issued and outstanding                         --             --
  Additional paid-in capital                          7,576,235      6,636,070
  Accumulated deficit                                  (240,485)    (1,260,961)
                                                   ------------   ------------

      Total Stockholders' equity                      7,366,951      5,401,653
                                                   ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $28,844,432    $23,347,805
                                                   ============   ============

               See Notes to Consolidated Financial Statements.

                                    -3-


                   SMT Health Services Inc. and Subsidiaries

              Consolidated Statements of Operations (unaudited)


                                                 Three Months    Three Months
                                                     Ended          Ended
                                                June 30, 1996   June 30, 1995
                                                   ----------   ----------
REVENUES:
 Service revenue                                   $4,596,571   $3,851,784
 Interest income                                       31,104       28,095
                                                   ----------   ----------

   Total revenues                                   4,627,675    3,879,879
                                                   ----------   ----------

COSTS AND EXPENSES:
 Operating expenses - third parties                 1,524,754    1,411,027
 Operating expenses - lease expenses
   - related parties                                       --       76,449
 Depreciation and amortization                      1,119,823      919,897
 Selling, general and administrative                  690,967      598,235
 Interest - third parties                             489,136      451,179
                                                   ----------   ----------

   Total costs and expenses                         3,824,680    3,456,787
                                                   ----------   ----------

Income before income taxes, minority interests
   and gain on sale                                   802,995      423,092

Minority interests in earnings of subsidiaries
   (Note 7)                                                --       22,815
                                                   ----------   ----------

Income before income taxes and gain on sale           802,995      400,277

Gain on sale of partnership interests                      --       48,219
                                                   ----------   ----------

Income before income taxes                            802,995      448,496

Income taxes                                          240,000      119,000
                                                   ----------   ----------

Net income                                        $   562,995  $   329,496
                                                   ==========   ==========

Earnings per Common Share                         $       .15  $       .12
                                                   ==========   ==========

Weighted Average Shares outstanding (Note 2)        2,802,000    2,528,400
                                                   ==========   ==========

               See Notes to Consolidated Financial Statements.
                                  -4-



                   SMT Health Services Inc. and Subsidiaries

              Consolidated Statements of Operations (unaudited)

                                                  Six Months     Six Months
                                                     Ended          Ended
                                                 June 30, 1996  June 30, 1995
                                                   ----------   ----------
REVENUES:
 Service revenue                                   $8,724,606   $7,496,549
 Interest income                                       84,270       46,905
                                                   ----------   ----------

   Total revenues                                   8,808,876    7,543,454
                                                   ----------   ----------


COSTS AND EXPENSES:
 Operating expenses - third parties                 2,890,727    2,699,262
 Operating expenses - lease expenses
   - related parties                                       --      154,849
 Depreciation and amortization                      2,108,997    1,856,407
 Selling, general and administrative                1,373,233    1,162,794
 Interest - third parties                             946,443      802,813
 Interest - related parties                                --       86,538
                                                   ----------   ----------

   Total costs and expenses                         7,319,400    6,762,663
                                                   ----------   ----------

Income before income taxes, minority interests
   and gain on sale                                 1,489,476      780,791

Minority interests in earnings of subsidiaries
   (Note 7)                                                --       49,906
                                                   ----------   ----------

Income before income taxes and gain on sale         1,489,476      730,885

Gain on sale of partnership interests                      --       48,219
                                                   ----------   ----------

Income before income taxes                          1,489,476      779,104

Income taxes                                          469,000      208,000
                                                   ----------   ----------

Net income from continuing operations               1,020,476      571,104
                                                   ----------   ----------

Discontinued operations:
   Loss on disposal of discontinued operations,
    net of tax benefit of $102,000 in 1995                 --     (198,000)
   Extraordinary item, debt forgiveness,
    net of income tax expense of $102,000                  --      198,000
                                                   ----------   ----------

                                                           --           --
                                                   ----------   ----------

Net Income                                        $ 1,020,476  $   571,104
                                                   ==========   ==========

Earnings per Common Share:
   Continuing operations                          $       .29  $       .22
   Discontinued operations                                 --           --
                                                   ----------   ----------

     Earnings Per Common Share                    $       .29  $       .22
                                                   ==========   ==========

Weighted Average Shares outstanding (Note 2)        2,728,000    2,528,400
                                                   ==========   ==========

               See Notes to Consolidated Financial Statements.

                  SMT Health Services Inc. and Subsidiaries

              Consolidated Statements of Cash Flows (unaudited)


                                                 Six Months     Six Months
                                                    Ended          Ended
                                                June 30, 1996   June 30, 1995
                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $1,020,476   $  571,104
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                    2,108,997    1,856,407
   Minority interests in subsidiaries                      --       49,906
   Negative amortization on capital lease
     obligations                                           --        5,521
   Deferred income taxes                              359,000      145,000
   Gain on sale of partnership interests                   --      (48,219)
   Other                                                   --       10,467
 Changes in assets and liabilities of
   continuing operations:
   Accounts and notes receivable                     (244,708)    (197,075)
   Other current assets                              (179,106)      (5,196)
   Accounts payable and other                         (53,075)      98,129
   Accrued wages and related taxes                     12,866       (3,764)
                                                   ----------   ----------

NET CASH PROVIDED BY CONTINUING OPERATING
 ACTIVITIES                                         3,024,450    2,482,280
                                                   ----------   ----------

NET CASH USED IN DISCONTINUED OPERATING
 ACTIVITIES                                                --      (64,264)
                                                   ----------   ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES           3,024,450    2,418,016
                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                             (1,389,258)    (124,616)
 Construction of leasehold improvements                (1,330)      (7,435)
 Payment for purchase of acquired entity             (642,840)          --
 Net change in cash restricted for
  equipment financing purposes                        330,000           --
 Net cash received for sale of partnership interests       --      122,854
 Net cash received for sale of discontinued entities       --      110,000
 Other                                                 66,450      (81,056)
                                                   ----------   ----------

NET CASH (USED IN) PROVIDED BY INVESTING
 ACTIVITIES                                        (1,636,978)      19,747
                                                   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under loan agreements
   and  capital leases:
   Continuing operations:
     Related parties                                       --   (1,481,351)
     Third parties                                 (2,113,318)    (329,627)
   Discontinued operations                                 --      (27,807)
 Issuance of Common Stock from exercise of
   stock options                                      944,822           --
 Other                                                     --       (1,649)
                                                   ----------   ----------

NET CASH USED IN FINANCING ACTIVITIES              (1,168,496)  (1,840,434)
                                                   ----------   ----------

               See Notes to Consolidated Financial Statements.

                  SMT Health Services Inc. and Subsidiaries


                                                   Six Months     Six Months
                                                      Ended          Ended
                                                  June 30, 1996  June 30, 1995
                                                    ----------    ----------
NET INCREASE  IN CASH AND CASH
 EQUIVALENTS - (unrestricted)                      $   218,976   $   597,329

CASH AND CASH EQUIVALENTS - (unrestricted) -
 Beginning of period                                 2,341,519       717,004
                                                    ----------    ----------

CASH AND CASH EQUIVALENTS - (unrestricted) -
 End of period                                     $ 2,560,495   $ 1,314,333
                                                    ==========    ==========



               See Notes to Consolidated Financial Statements.

             SMT HEALTH SERVICES INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996

     NOTE 1 - BASIS OF PRESENTATION

     SMT Health Services Inc. and its wholly owned subsidiaries (the "Company") are engaged primarily in providing medical diagnostic imaging services to hospitals, physicians and patients. The Company, through its subsidiaries, currently operates fourteen mobile Magnetic Resonance Imaging (MRI) Units ("MRI Units") in Pennsylvania, West Virginia, North Carolina, Virginia, Kentucky and Ohio.

     The Company's Common Stock and Warrants currently trade on the National Association of Securities Dealers, Inc. Automated Quotations Systems (NASDAQ) National Market System under the symbols "SHED" and "SHEDW", respectively.

     The unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 1996 and 1995 include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements included herein have been prepared by management in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC informational requirements.

     The financial statements reflect normal recurring accounting adjustments which, in the opinion of management are necessary for a fair presentation of the financial position and results of operations for the interim period. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results for the entire current fiscal year ending December 31,1996.
     The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K/A (Amendment No. 1) for the year ended December 31, 1995 which is on file at the Securities and Exchange Commission.

     Certain amounts in the June 30, 1995 Statements of Operations and Cash Flows have been reclassified to conform with the June 30, 1996 presentation.

             SMT HEALTH SERVICES INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

                          JUNE 30, 1996

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

             SMT HEALTH SERVICES INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

                          JUNE 30, 1996

     NOTE 3 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

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

     Certain Significant Estimates: The Company operates mobile MRI units which are capital intensive and subject to changes in technology. The Company primarily leases such equipment over a 48 to 60 month period and depreciates the equipment over the respective lease period to an estimated residual value which typically approximates 20% of the original cost of the equipment. The useful lives and residual values estimated by management are considered significant estimates. During the past twenty-four months, the Company upgraded its fleet of mobile
     MRI units to newer state-of-the-art technology. Management does not currently anticipate significant technological advances which could significantly affect its estimates.

     The Company is not dependent on any one customer or geographic region as a source of its revenues. However, the Company utilizes the services of Hospital Shared Services to process approximately 30% of its billings and collections.


     NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                June 30,         December 31,
                                                  1996               1995
                                               ----------         ----------
     Capital lease and loan obligations       $20,522,372        $17,090,835

     Less current portion                       5,285,242          4,380,930
                                               ----------         ----------

                                              $15,237,130        $12,709,905
                                               ==========         ==========

             SMT HEALTH SERVICES INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

                          JUNE 30, 1996


     NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

     The total cost and accumulated amortization of property securing capital lease and loan obligations at June 30, 1996 were approximately $27,235,000 and $6,434,000, respectively. Interest rates under the capital leases and loan obligations range from 8.5% to 13.5%.

     In February and March 1995, the Company refinanced four Mobile Units to more favorable lease terms.

     The long-term debt and capital lease obligations balance includes approximately $1.0 million of capital lease obligations due to third parties related to the equipment at the Auburn Regional Center for Cancer Care and Airport Regional Imaging Center, which the Company had treated as discontinued operations and sold in October 1994 and June
     1995, respectively. Accordingly, the Company has recorded an offsetting receivable for the lease receivables due from the purchasers of the centers. Such lease receivables are secured by the equipment and accounts receivable of the centers.

     In November 1992, the Company issued a letter-of-credit in the amount of $198,500 pursuant to a lease transaction related to the Airport Regional Imaging Center. In exchange for restructuring the terms of the debt of this Center, the Company increased the outstanding letter-of-credit to an aggregate $400,000.

     In November 1994, the Company issued a letter-of-credit in the amount of $270,000 related to the purchase and financing of a new Mobile Unit. Such letter-of-credit is scheduled to be reduced at various times beginning in 1997.

     In relation to the refinancing of the Mobile Units in February and March 1995, the Company issued two letters-of-credit in the aggregate amount of $930,000. In February 1996, the lessor holding one of the letters-of -credit totaling $330,000 allowed the letter-of-credit to expire.

             SMT HEALTH SERVICES INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

                          JUNE 30, 1996

     NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

     On July 31, 1996, the Company refinanced two MRI units which had previously been refinanced in March 1995 to more favorable lease terms. The new leases total approximately $2.3 million (net of a $150,000 down payment) in the aggregate and are being financed over a thirty-six month period at an interest rate of 9.25%. The refinancing will result in annual cash flow savings to the Company of approximately $200,000. As a result of this refinancing, the $600,000 letter-of-credit which had been issued in March 1995 has been terminated.

     The Company must maintain a cash balance on deposit with the bank which issued the letters-of-credit equal to the outstanding letters-of-credit. At June 30, 1996, the cash balance required to be on deposit totaled $1,270,000. As a result of the aforementioned refinancing, the cash balance required to be on deposit was reduced to $670,000 in July 1996.

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

            SMT HEALTH SERVICES INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

                          JUNE 30, 1996

     NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

     The Company contracted with several new hospital clients and purchased a new Siemens 1.0 Tesla Impact unit which began service in mid-February 1996. The cost of this new unit approximated $1.9 million. The Company financed the purchase of this new unit with a 60 month loan requiring monthly payments of approximately $35,000.

     In April 1996, the Company upgraded one of the units purchased from another mobile provider (Note 9) to a Siemens 1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $1.9 million. The Company financed this new unit with a 60 month dollar-out lease requiring monthly payments of approximately $43,000.

     In June 1996, the Company upgraded one of its .5 Tesla Signas to a Siemens 1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $2.0 million and financed with a 60 month dollar -out lease requiring monthly payments of approximately $43,000.

     The Company in May 1996 signed an agreement with Siemens Medical Systems to upgrade an additional unit (Note 9) and to purchase a new unit during the fourth quarter of 1996. Delivery of the upgraded unit occurred in July 1996 and the new unit is anticipated to be delivered in November or December 1996. During May 1996, the Company also signed an agreement with GE Medical Systems to upgrade one .5 Tesla Signa unit and to purchase a new unit during the third or fourth quarter of 1996. The Company anticipates completing the GE Medical Systems upgrade and taking delivery of the new GE unit in late September or early October 1996. Upon completion of the aforementioned purchases, the Company's mobile MRI fleet will total sixteen units.

             SMT HEALTH SERVICES INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

                          JUNE 30, 1996

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


     NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     The total amount of interest payments during the six months ended June 30, 1996 and 1995 were approximately $960,000 and $865,000, respectively. In addition, income tax payments for the six month period ended June 30, 1996 and 1995 were approximately $196,000 and $24,000, respectively.


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

                          JUNE 30, 1996

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


     NOTE 9 - ACQUISITION

     On March 21, 1996, the Company purchased certain assets of a mobile provider which operated mobile units in the state of North Carolina (the "Seller"). The purchase price approximated $600,000 in cash [net of negotiated trade-in value of approximately $500,000 (which approximated the purchase price of the units acquired) for two of the Seller's mobile MRI units] in exchange for MRI Programs including Certificate of Need licenses or exemptions and certain customer service contracts. The Company traded-in and upgraded one of the purchased units to newer technology in April 1996 and intends to trade-in and upgrade the second unit during July 1996 (Note 4). The transaction increased the Company's mobile MRI fleet to 14 units.


     NOTE 10 - STOCK OPTIONS, UNIT PURCHASE OPTIONS AND WARRANTS

     During May and June 1996, stock options covering 465,700 shares of Common Stock were exercised pursuant to the Company's 1991 Employee Stock
     Option Plan and 1991 Director Stock Option Plan. The Company received approximately $945,000 as a result of such stock option exercises. At June 30, 1996, options to purchase 360,175 and 47,900 shares were exercisable pursuant to the employee and director stock option plans, respectively.

             SMT HEALTH SERVICES INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

                          JUNE 30, 1996

     NOTE 10 - STOCK OPTIONS, UNIT PURCHASE OPTIONS AND WARRANTS  (Continued)

     During July 1996, a transferee of a portion of a Unit Purchase Option initially granted to the Company's Initial Public Offering underwriter exercised a portion thereof to purchase 15,000 units (comprised of one share of Common Stock and one Warrant exercisable to one share of Common Stock) at $5.94. The Company received approximately $89,000 as a result of such exercise. Transferees from the Initial Public Offering underwriters maintain options to purchase an additional 111,000 units.

     During July 1996, the Managing Director of Commonwealth Associates, Inc. exercised 50,000 Warrants at an exercise price of $4.47 in a cashless transaction whereby he tendered shares of Common Stock as payment of the purchase price in connection with the exercise of the Warrants. Accordingly, the Company issued 19,172 shares of Common Stock and retired into Treasury Stock 30,828 shares of Common Stock pursuant to this exercise. Commonwealth Associates, Inc. holds 50,000 additional Warrants with an exercise price of $4.47.

                  SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                JUNE 30, 1996

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                   Percentage of Revenue          Increase (Decrease)Prior Year
        -----------------------------------------------------------------------
                    Three          Six Months          Three       Six Months
                 Months Ended         Ended         Months Ended       Ended
        ----------------------------------------------------------------------
               6/30/96  6/30/95   6/30/96  6/30/95     6/30/96       6/30/96
===============================================================================
Revenues        100%     100%      100%     100%       $748,000      $1,265,000
- -------------------------------------------------------------------------------
Cost & Expenses:
- -------------------------------------------------------------------------------
 Operating       33%      38%       33%      38%         37,000          37,000
- -------------------------------------------------------------------------------
 Depreciation &
  Amortization   24%      24%       24%      25%        200,000         253,000
- -------------------------------------------------------------------------------
 S, G & A        15%      15%       16%      15%         93,000         210,000
- -------------------------------------------------------------------------------
 Interest        11%      12%       11%      12%         38,000          57,000
- -------------------------------------------------------------------------------
Total Costs and
 Expenses        83%      89%       84%      90%        368,000         557,000
- -------------------------------------------------------------------------------
Income From
Operations Before
Taxes, Minority
Interests and
Gain on Sale     17%      11%       16%      10%        380,000         708,000
- -------------------------------------------------------------------------------
Minority
Interests        --        1%       --       --         (23,000)        (50,000)
- -------------------------------------------------------------------------------
Income From
Operations Before
Taxes and Gain
On Sale          17%      10%       16%      10%        403,000         758,000
- -------------------------------------------------------------------------------
Gain on Sale of
Partnership
Interests        --        1%       --        1%        (48,000)        (48,000)
- -------------------------------------------------------------------------------
Income Before
Income Taxes     17%      11%       16%      11%        355,000         710,000
- -------------------------------------------------------------------------------
Income Taxes      5%       3%        5%       3%        121,000         261,000
- -------------------------------------------------------------------------------
Net Income       12%       8%       11%       8%       $234,000        $449,000
- -------------------------------------------------------------------------------

             SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                          JUNE 30, 1996


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

     Three Months Ended June 30, 1996 Compared To The Three Months Ended June 30, 1995

     Revenues for the second quarter of 1996 increased $748,000, or 19%, to $4,628,000 compared to $3,880,000 for the second quarter of 1995. Excluding revenues of approximately $280,000 for the second quarter of 1995 related to the Company's cardiac partnerships, which were sold on June 30, 1995, mobile MRI revenues increased approximately 28%. This increase in revenue was primarily attributed to the fact that the Company purchased one new unit in September 1995, one new unit in February 1996 and two new units in March 1996, as well as increased utilization of the Company's mobile MRI units. Revenues derived from hospitals which the Company serviced in both comparable periods increased 10% during the second quarter of 1996 compared to the second quarter of 1995 primarily as a result of increased MRI procedures.

     Operating expenses increased $37,000 to $1,525,000 during the second quarter of 1996 compared to $1,487,000 during the second quarter of 1995. Excluding approximately $94,000 of operating expenses associated with the cardiac partnerships which were sold on June 30, 1995, mobile MRI operating expenses increased $132,000 primarily due to approximately $331,000 of operating expenses associated with the Company's new units purchased in September 1995 and the first quarter of 1996, partially offset by a decrease of approximately $199,000, or 15%, in operating expenses of units in operation for both comparable periods. This 15% decrease is primarily a result of $67,000 of savings on lower maintenance and cryogen contracts, $44,000 saving on state sales taxes on certain units and $27,000 savings on the rental of the tractors used to transport the MRI units.

     Depreciation and amortization expense increased $200,000, or 22%, in the second quarter of 1996 to $1,120,000 from $920,000 during the second quarter of 1995. This increase was primarily due to depreciation expense associated with the Company's new units purchased in September 1995 and the first quarter of 1996.
                                  -18-



             SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                          JUNE 30, 1996


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

     Three Months Ended June 30, 1996 Compared To The Three Months Ended June 30, 1995 (continued)

     Selling, general and administrative costs in the second quarter of 1996 increased $93,000 to $691,000, or 15% of revenues, compared to $598,000, or 15% of revenues during the second quarter of 1995. The increase is primarily due to increased compensation costs related to the Company's management bonus plan.

     Interest expense for the second quarter of 1996 increased $38,000 to $489,000 compared to $451,000 for the second quarter of 1995 primarily as a result of the new units purchased in September 1995, February 1996 and March 1996.

     The Company reported net income of $563,000, or $.15 per share, during the second quarter of 1996 versus $329,000, or $.12 per share, during the second quarter of 1995. Income tax expense for the second quarter of 1996 was $240,000 as compared to income tax expense of $119,000 for the second quarter of 1995.


     Six Months Ended June 30, 1996 Compared To The Six Months Ended
     June 30, 1995

     Revenues for the six months ended June 30, 1996 increased $1,265,000, or 17%, to $8,809,000 compared to $7,544,000 for the six months ended June 30, 1995. Excluding revenues of approximately $548,000 for the six months ended June 30, 1995 related to the company's cardiac partnerships, which were sold on June 30, 1995, mobile MRI revenues increased approximately 26%. This increase in revenue was primarily attributed to the aforementioned new units purchased during late 1995 and the first quarter of 1996 as well as increased utilization of the Company's mobile MRI units. Revenues derived from hospitals which the Company serviced in both comparable periods increased approximately 10% during the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily as a result of increased MRI procedures.

     Operating expenses increased $37,000 to $2,891,000 during the six months ended June 30, 1996 compared to $2,854,000 during the six months ended June 30, 1995. Excluding approximately $179,000 of operating expenses associated with the cardiac partnerships which were sold on June 30, 1995, mobile MRI operating

            SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                          JUNE 30, 1996


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

     Six Months Ended June 30, 1996 Compared To The Six Months Ended June 30,1995 (Continued)

     expenses increased $216,000 primarily due to approximately $485,000 of operating expenses associated with the Company's new units purchased in September 1995 and the first quarter of 1996, partially offset by a decrease of approximately $269,000, or 11%, in operating expenses of units in operation for both comparable periods. This 11% decrease is primarily a result of $102,000 of savings on lower maintenance and cryogen contracts, $89,000 saving on state sales taxes on certain units and $55,000 savings on the rental of the tractors used to transport the MRI units.

     Depreciation and amortization expense increased $253,000, or 14%, during the six months ended June 30, 1996 to $2,109,000 from $1,856,000 during the six months ended June 30, 1995. This increase was primarily due to depreciation expense associated with the Company's new units purchased during late 1995 and the first quarter of 1996.

     Selling, general and administrative costs during the six months ended June 30, 1996 increased $210,000 to $1,373,000, or 16% of revenues, compared to $1,163,000, or 15% of revenues during the six months ended June 30, 1995. The increase is primarily due to increased compensation costs related to the Company's management bonus plan and a one-time $50,000 prepayment of a consulting fee related to the termination of a consulting arrangement.

     Interest expense for the six months ended June 30, 1996 increased $57,000 to $946,000 compared to $889,000 for the six months ended June 30, 1995 primarily as a result of the new units purchased during late 1995 and the first quarter of 1996.

     The Company reported net income of $1,021,000, or $.29 per share, for the six months ended June 30, 1996 versus $571,000, or $.22 per share, during the six months ended June 30, 1995. Income tax expense for the six months ended June 30, 1996 was $469,000 as compared to income tax expense of $208,000 for the six months ended June 30, 1995.

               SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                          JUNE 30, 1996


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

     LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1996, the Company experienced a net increase of $3,025,000 in cash from operations as compared to a net increase of $2,418,000 during the six months ended June 30, 1995. This increase is primarily due to increased income.

     The Company used cash in investing activities during the six months ended June 30, 1996 of $1,637,000, primarily related to down payments on the purchase of new MRI units totaling approximately $1,400,000 as well as the purchase of a mobile MRI company in March 1996 for approximately $643,000 (see Note 9 of the Company's unaudited consolidated financial statements included in Item 1, which information is incorporated herein by reference) partially offset by a reduction in the amount of restricted cash related to equipment financing.

     The Company used cash in financing activities during the second quarter of 1996 of approximately $1,169,000 primarily related to $2,113,000 of principal payments under loan agreements and capital leases partially offset by approximately $945,000 received upon exercise of stock options during the second quarter of 1996. The Company incurred a net increase in unrestricted cash and cash equivalents of approximately $219,000 during the six months ended June 30, 1996 and maintained an unrestricted cash balance at June 30, 1996 of approximately $2,560,000. The Company also maintained a restricted cash balance of $1,270,000 at June 30, 1996.

     The Company's trade accounts receivable balance increased by $342,000 to $1,402,000 at June 30, 1996 primarily due to higher service revenues during the quarter ended June 30, 1996. In the experience of the Company, average accounts receivable collections typically do not exceed 40 days, as there are no billings which relate to the Company's core mobile MRI business subject to traditional third-party payors, and the accounts receivable balance turned over approximately six times during the six months ended June 30, 1996. Approximately 30% of the Company's billings and collections are processed through Hospital Shared Services ("HSS"), a representative of certain hospitals. As a fee for these services, HSS

              SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                          JUNE 30, 1996


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

     LIQUIDITY AND CAPITAL RESOURCES (Continued)

     retains approximately 2.5% of gross billings to these hospitals and the Company records the service revenues and related receivables net of such fees.

     At June 30, 1996, the Company had a working capital deficit of $98,000. However, the Company's cash flow from operations totaled $3,024,000 for the six months ended and the Company continues a positive cash flow. Further, $5,285,000 of the $6,100,000 of current liabilities relate to the current portion of capital leases and long-term debt which will be due over the next twelve months, as opposed to current assets of $6,002,000 which are highly liquid and turn over frequently. The Company has been able to meet all past debt service obligations, currently is able to meet all such obligations, and anticipates it will continue to meet such obligations. As in the past, management anticipates that such obligations will be funded by the revenues generated by the Mobile Units and equipment.

     To date, the Company has financed its equipment acquisitions and working capital requirements with loans and leases, from internal cash flow and capital contributions. As of June 30, 1996, the Company was a party to leases and loans covering all of its mobile MRI units. The aggregate outstanding principal balance of all such leases and loans was approximately $20,522,000 at June 30, 1996. The amount of such leases and other debt obligations due during the next twelve months is approximately $5,285,000.

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

                          JUNE 30, 1996


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

     In June 1995, the Company upgraded one of its .5 Tesla General Electric Signas to a 1.0 Tesla Signa for approximately $1.9 million. The Company financed the purchase of this unit with a 60 month dollar-out lease requiring monthly payments of approximately $41,000.

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

     In April 1996, the Company upgraded one of the units purchased from another mobile provider (see Note 9 of the Company's unaudited consolidated financial statements included in Item 1, which information is incorporated herein by reference) to a Siemens 1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $1.9 million. The Company financed this new unit with a 60 month dollar-out lease requiring monthly payments of approximately $43,000.

              SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                           JUNE 30, 1996


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

     LIQUIDITY AND CAPITAL RESOURCES (Continued)

     In June 1996, the Company upgraded one of its .5 Tesla Signas to a Siemens 1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $2.0 million and financed with a 60 month dollar-out lease requiring monthly payments of approximately $43,000.

     The Company in May 1996 signed an agreement with Siemens Medical System to upgrade an additional unit (see Note 9 of the Company's unaudited consolidated financial statements included in Item 1, which information is incorporated herein by reference) and to purchase a new unit during the fourth quarter of 1996. Delivery of the upgraded unit occurred in July 1996 and the new unit is anticipated to be delivered in November or December 1996. During May 1996, the Company also signed an agreement with GE Medical Systems to upgrade one .5 Tesla Signa unit and to purchase a new unit during the third or fourth quarter of 1996. The Company anticipates completing the GE Medical Systems upgrade and taking delivery of the new GE unit in late September or early October 1996. Upon completion of the aforementioned purchases, the Company's mobile MRI fleet will total sixteen units.

     Prior to July 1, 1995, the Company subleased certain truck cabs from Shared Mobile Enterprises ("SME"), which, in turn, leased such truck cabs from an independent third-party leasing company. Effective July 1, 1995, SME released the Company from its obligations under ten long-term subleases in exchange for the issuance to SME of 120,000 unregistered Common Shares valued at $3 per share, the weighted average closing price for the stock for the prior thirty trading days. The Company received an opinion from an independent financial advisor that the transaction was fair to the Company and its shareholders. At the same time, with the concurrence of the third-party leasing company, the Company assumed SME's obligations under its original lease and modified that lease by
     (i) extending the lease term by one additional year and (ii) adding one additional truck cab to the schedule of leased property with a corresponding increase in base rental payments. The $360,000 value of the shares represents the present value of the excess of the sublease payments over the original lease payments. The Company

             SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                          JUNE 30, 1996


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

     LIQUIDITY AND CAPITAL RESOURCES (Continued)

     has capitalized the $360,000 and is amortizing this prepaid rent over a period which approximates the lease term. SME was one hundred percent beneficially owned by certain officers/directors and a former director/ consultant of the Company who own approximately 18% of the Company's outstanding Common Shares.

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

     On July 31, 1996, the Company refinanced two MRI units which had previously been refinanced in March 1995 to more favorable lease terms. The new leases total approximately $2.3 million (net of a $150,000 down payment) in the aggregate and are being financed over a thirty-six month period at an interest rate of 9.25%. The refinancing will result in annual cash flow savings to the Company of approximately $200,000. As a result of this refinancing, the $600,000 letter-of-credit which had been issued in March 1995 has been terminated.

              SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                          JUNE 30, 1996


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

     LIQUIDITY AND CAPITAL RESOURCES (Continued)

     On March 21, 1996, the Company purchased certain assets of a mobile provider which operated mobile units in the state of North Carolina (the "Seller"). The purchase price approximated $600,000 in cash [net of negotiated trade-in value of approximately $500,000 (which approximated the purchase price of the units acquired) for two of the Seller's mobile MRI units] in exchange for MRI Programs including Certificate of Need licenses or exemptions and certain customer service contracts. The Company traded-in and upgraded one of the purchased units to newer technology in April 1996 and traded-in and upgraded the second unit in July 1996. The unit upgraded in July 1996 is currently contracted to provide temporary interim service to hospitals for a period of approximately one year.

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

     Management believes that the healthcare industry continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of healthcare companies or their assets, and other partnering and investment transactions of various structures and sizes involving healthcare companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional Mobile Units in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other healthcare companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other healthcare companies. However, no assurances can be given as to whether any such transactions may be consummated or, if so, when.

                   PART II - OTHER INFORMATION


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                              HOLDERS.

     On April 23, 1996, the Company held its annual shareholder meeting. Three matters were voted upon at the meeting, which included the Election of Directors, the Ratification of Appointment of KPMG Peat Marwick LLP as auditors for the 1996 fiscal year and a proposed amendment to the Company's 1991 Employee Stock Option Plan.

     Each of the Company's nominees for Director was reelected at the annual meeting. The total number of votes cast for the Election of Directors was 2,125,000. The total number of broker non-votes for the Election of Directors was zero. Following is a separate tabulation with respect to each Director.

                                              Votes         Votes
                                               For         Withheld
                                            ---------      --------
       1) Gerald L. Cohn                    2,121,950       3,050
       2) Alan Novich                       2,121,950       3,050
       3) David J. Malone                   2,121,950       3,050
       4) Daniel Dickman                    2,121,950       3,050
       5) Jeff D. Bergman                   2,121,950       3,050


     The total number of votes cast for the Ratification of Appointment of KPMG Peat Marwick LLP as auditors for the 1996 fiscal year was 2,069,375 votes for, 50,975 votes against and 4,650 votes abstained. The total number of broker non-votes related to this matter was zero.

     The total number of votes cast for the approval of the amendment to the 1991 Employee Stock Option Plan was 852,218 votes for, 178,545 votes against and 17,725 votes abstained. The total number of broker non-votes related to this matter was 1,076,512. This amendment was not approved.

     Item 5.  OTHER INFORMATION.

     On July 12, 1996, the Company had a Registration Statement on Form S-3 (Registration Nos. 33-44329, 33-86920, 33-80571) declared effective by order of the Securities and Exchange Commission.

             PART II - OTHER INFORMATION

     The shelf registration statement includes a combined Common Stock prospectus from three registration statements, including the Company's IPO. In total, the shelf registration statement covers 3,494,623 shares of Common Stock (approximately 2.7 million of such shares previously registered), including 1,793,348 shares of Common Stock that may be sold by the Company pursuant to the exercise of the Company's publicly-traded redeemable warrants originally issued in the IPO, 352,000 shares (including 126,000 shares included within the 1,793,348 shares shown above) that may be sold by the Company's former underwriters and/or their affiliates pursuant to options and warrants held by them, and 1,475,275 shares of Common Stock that may be sold by the Company's executive officers and directors pursuant to shares owned outright and shares acquirable upon the exercise of outstanding options and warrants.

     The Company issued two press releases related to this shelf registration filing dated July 16, 1996 and August 2, 1996. The Company also issued certain other press releases regarding its business. See Exhibits 99.01
     - 99.05 filed herewith.


     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.
              11.01     Earnings Per Share Computation ... Filed herewith.
              27.01     Financial Data Schedule ... Filed herewith.
              99.01     Press release dated May 21, 1996 ...Filed herewith.
              99.02     Press release dated May 30, 1996 ...Filed herewith.
              99.03     Press release dated July 16, 1996 ...Filed herewith.
              99.04     Press release dated July 23, 1996 ...Filed herewith.
              99.05     Press release dated August 2, 1996 ...Filed herewith.

       (b)    Report on Form 8-K.
              The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the understanding thereunto duly authorized.




                       SMT Health Services Inc.
                             (Registrant)






     Date:  August 2, 1996              By:       /s/ Jeff D. Bergman
                                           ---------------------------------
                                               Jeff D. Bergman
                                         Chairman and Chief Executive Officer







     Date:  August 2, 1996              By:     /s/ David A. Zynn
                                           ---------------------------------
                                               David A. Zynn
                                         Chief Financial Officer,Treasurer
                                         and Principal Accounting Officer

                       EXHIBIT INDEX


     Exhibit No.                                   Reference

     11.01 Earnings Per Share Computation          Filed herewith.

     27.01 Financial Data Schedule                 Filed herewith.

     99.01 Press release dated May 21, 1996        Filed herewith.

     99.02 Press release dated May 30, 1996        Filed herewith.

     99.03 Press release dated July 16, 1996       Filed herewith.

     99.04 Press release dated July 23, 1996       Filed herewith.

     99.05 Press release dated August 2, 1996      Filed herewith.

11.01


SMT
EPS Calculation-Modified Treasury Stock Method
Three Months Ended June 30, 1996


                                               Exercise         Assumed
  Assumptions                   Shares          Price           Proceeds
- --------------------------------------------------------------------------
Net income                   $  562,995
Common Shares Outstanding     2,802,000
20% of Common Shares
  Outstanding                   560,400

Common Stock Equivalent
   (Aggregate):
 Warrants-IPO                 1,587,950         $6.67          $10,591,627
   Effect of 5% Dividend         79,398
 Options- employees
   1993 Grant                   106,275         $3.33             $353,896
   1994 Grant                     1,000         $1.37               $1,370
   1995 Grant                    36,750         $2.46              $90,405
   1995 Grant- #2               150,000         $3.81             $571,875
   1996 Grant                    39,700         $2.14              $84,958

 Options- Directors:
   1992 Grant                     4,200         $3.21              $13,482
   1993 Grant                     4,200         $1.78               $7,476
   1994 Grant                     4,200         $2.20               $9,240
   1995 Grant                     4,200         $4.38              $18,396
   Misc Grant                    31,500         $1.78              $56,070

 Warrants-Directors
   All                          500,000         $3.88           $1,940,000
   Other                        114,500         $4.01             $459,145

 Warrants- Commonwealth         100,000         $4.47             $447,000

 Underwriter options            126,000         $5.94             $748,440
  Underwriter Warrants (Unit)   126,000         $6.67             $840,420
  5% dividend on Warrants             0
                              ---------                         ----------
    Total CSE Aggregate       3,015,873                         16,233,799
                              =========                         ==========

Average and Quarter End Market Value:
   Average Closing Price           $6.96
   Quarter End  Closing Price      $8.50


Computation:                            Primary              Fully Diluted
- ---------------------------------------------------------------------------
Total Proceeds                        $16,233,799             $16,233,799
                                      ===========             ===========
Application of assumed proceeds:
 Toward repurchase of o/s shares       $3,900,384              $4,763,400

 Toward Paydown of debt               $12,333,415             $11,470,399
                                      -----------             -----------
                                      $16,233,799             $16,233,799
                                      ===========             ===========

Adjustment to Net Income:
 Net income                              $562,995                $562,995

 Interest expense reduction:
  Debt paydown * avg. int rate
    * tax effec                          $241,118                $224,246
                                      -----------              ----------
      Adjusted Net Income                $804,113                $787,241
                                      ===========              ==========



Adjustments to Shares Outstanding:
 Actual shares o/s                      2,802,000               2,802,000
 Net additional shares                  2,455,473               2,455,473
                                      -----------              ----------
     Adjusted shares o/s                5,257,473               5,257,473
                                      ===========              ==========
Earnings Per Share:
 Before adjustment                          $0.20                   $0.20
                                      ===========              ==========
 After adjustment                           $0.15                   $0.15
                                      ===========              ==========

SMT
EPS Calculation- Modified Treasury Stock Method
Six Months Ended June 30, 1996


                                                Exercise         Assumed
  Assumptions                   Shares           Price           Proceeds
- -------------------------------------------------------------------------
Net income                   $1,020,476
Common Shares Outstanding     2,728,000
20% of Common Shares
   Outstanding                  545,600

Common Stock Equivalent
   (Aggregate):
 Warrants-IPO                 1,587,950         $6.67         $10,591,627
   Effect of 5% Dividend         79,398

 Options- employees
   1993 Grant                   106,275         $3.33            $353,896
   1994 Grant                     1,000         $1.37              $1,370
   1995 Grant                    36,750         $2.46             $90,405
   1995 Grant- #2               150,000         $3.81            $571,875
   1996 Grant                    39,700         $4.50            $178,650

 Options- Directors:
   1992 Grant                     4,200         $3.21             $13,482
   1993 Grant                     4,200         $1.78              $7,476
   1994 Grant                     4,200         $2.20              $9,240
   1995 Grant                     4,200         $4.38             $18,396
   Misc Grant                    31,500         $1.78             $56,070

 Warrants-Directors
   All                          500,000         $3.88          $1,940,000
   Other                        114,500         $4.01            $459,145

 Warrants- Commonwealth         100,000         $4.47            $447,000

 Underwriter options            126,000         $5.94            $748,440
  Underwriter Warrants(Unit)    126,000         $6.67            $840,420
  5% dividend on Warrants             0
                              ---------                        ----------
    Total CSE Aggregate       3,015,873                        16,327,491
                              =========                        ==========

Average and Quarter End Market Value:

 Average Closing Bid               $5.58
 Quarter End  Closing Bid          $8.50


Computation:                            Primary              Fully Diluted
- ---------------------------------------------------------------------------
Total Proceeds                       $16,327,491              $16,327,491
                                     ===========              ===========
Application of assumed proceeds:
 Toward repurchase of o/s shares      $3,044,448               $4,637,600

 Toward Paydown of debt              $13,283,043              $11,689,891
                                     -----------              -----------
                                     $16,327,491              $16,327,491
                                     ===========              ===========
Adjustment to Net Income:
 Net income                           $1,020,476               $1,020,476

 Interest expense reduction:
  Debt paydown * avg. int rate
     * tax effec                        $496,786                 $463,796
                                     -----------              -----------
     Adjusted Net Income              $1,517,262               $1,484,272
                                     ===========              ===========

Adjustments to Shares Outstanding:
 Actual shares o/s                     2,728,000                2,728,000

 Net additional shares                 2,470,273                2,470,273
                                     -----------              -----------
    Adjusted shares o/s                5,198,273                5,198,273
                                     ===========              ===========
Earnings Per Share:
 Before adjustment                         $0.37                    $0.37
                                     ===========              ===========
 After adjustment                          $0.29                    $0.29
                                     ===========              ===========

99.01

     Contact:                            David Zynn, CFO
                                         SMT Health Services Inc.
                                         (412) 933-3300
                                         http://www.smthealth.com




                SMT HEALTH SERVICES PURCHASES
                THREE SIEMENS MOBILE MRI UNITS


     Pittsburgh, PA, May 21, 1996 -- SMT Health Services Inc. (NASDAQ/NMS:
     SHED, SHEDW) today announced that it has signed a purchase agreement with Siemens Medical Systems for three 1.0T Impact mobile MRI units. SMT is replacing two of its existing .5T systems (including a unit acquired in March from Trans-Carolina Imaging, LLC) with the higher field technology and is expanding its mobile fleet to a total of 15 units.

     According to Jeff Bergman, SMT's Chief Executive Officer, "The purchase of these three 1.0T units is consistent with our plan to upgrade our fleet to newer and higher field magnets. As our business continues to expand, we want to be able to offer our customers equipment with the best opportunity for quality, speed and range of capabilities." The Company anticipates taking delivery of two units which will replace the existing .5T systems during the second quarter and anticipates taking delivery of the third unit during the third quarter of 1996.

     SMT Health Services Inc., through its present fleet of fourteen mobile MRI units, provides diagnostic imaging services to healthcare providers in Pennsylvania, West Virginia, North Carolina, Ohio, Virginia and Kentucky.


                       #       #       #

99.02


     Contact:                            David Zynn, CFO
                                         SMT Health Services Inc.
                                         (412) 933-3300
                                         http://www.smthealth.com




                SMT HEALTH SERVICES PURCHASES
             TWO GENERAL ELECTRIC MOBILE MRI UNITS


     Pittsburgh, PA, May 30, 1996 -- SMT Health Services Inc. (NASDAQ/NMS:
     SHED, SHEDW) today announced that it has signed a purchase agreement with General Electric Medical Systems for two 1.0T Horizon High Speed mobile MRI units. SMT is replacing one of its existing .5T systems with the higher field technology and will be expanding its mobile fleet to a total of 16 units.

     According to Dan Dickman, SMT's Chief Operating Officer, "The purchase of these two 1.0T High Speed Horizon units is another step in SMT's on-going plan to maintain the most modern fleet of MRI equipment in the industry. These new systems have a larger bore to accommodate bigger patients and will include special neuro-imaging and Echo Planner Imaging packages." SMT, which had taken delivery of the first mobile 1.0T High Speed unit GE had produced earlier this year, anticipates taking delivery of the two new units during the third quarter of 1996.

     SMT Health Services Inc., through its fleet of mobile MRI units, provides diagnostic imaging services to healthcare providers in Pennsylvania, West Virginia, North Carolina, Ohio, Virginia and Kentucky.


                          #       #       #

99.03

     Contact:                            David Zynn, CPA
                                         Chief Financial Officer
                                         SMT Health Services Inc.
                                         (412) 933-3300
                                         http://www.smthealth.com


              SMT HEALTH SERVICES INC. ANNOUNCES
         EFFECTIVENESS OF SHELF REGISTRATION STATEMENT


     Pittsburgh, PA, July 16, 1996 -- SMT Health Services Inc. (NASDAQ/NMS:
     SHED, SHEDW) announced today that its shelf registration statement was declared effective by the Securities and Exchange Commission at 4:30 p.m. on Friday, July 12, 1996.

     The shelf registration statement includes a combined Common Stock prospectus from three registration statements, including the Company's IPO. In total, the shelf registration statement covers 3,494,623 shares of Common Stock (approximately 2.7 million of such shares previously registered), including 1,793,348 shares of Common Stock that may be sold by the Company pursuant to the exercise of the Company's publicly-traded redeemable warrants originally issued in the IPO, 352,000 shares (including 126,000 shares included within the 1,793,348 shares shown above) that may be sold by the Company's former underwriters and/or their affiliates pursuant to options and warrants held by them, and 1,475,275 shares of Common Stock that may be sold by the Company's executive officers and directors pursuant to shares owned outright and shares acquirable upon the exercise of outstanding options and warrants.

     In the event that all of the shares being offered and sold by the executive officers and directors were so offered and sold, such person's beneficial ownership in the Common Stock would decrease from 33.5% to less than 1%. The Company has been informed that none of the executive officers or directors intend to sell any of their direct holdings, but such executive officers and directors may from time to time sell Common Stock issued upon exercise of outstanding options and warrants. Such sales may take place in open market transactions or block trades.



     This announcement does not constitute an offer to sell or the solicitation of an offer to buy any of the securities covered by the shelf registration statement, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful, prior to the registration or qualification under the securities laws of any such state.

     SMT Health Services Inc., through its fleet of fourteen mobile MRI units, provides diagnostic imaging services to healthcare providers in Pennsylvania, West Virginia, North Carolina, Ohio, Virginia and Kentucky.



                            #     #     #

99.04

                                Contact: David Zynn, CFO
                                         SMT Health Services Inc.
                                         (412) 933-3300
                                         http://www.smthealth.com


           SMT HEALTH SERVICES REPORTS RECORD SECOND
        QUARTER AND FIRST HALF EARNINGS; NET INCOME UP
         71% AND 79% RESPECTIVELY; MOBILE MRI REVENUES
                           RISE 28%


     Pittsburgh, PA, July 23, 1996 -- SMT Health Services Inc. (NASDAQ/NMS:
     SHED, SHEDW) today reported record earnings for the second quarter and first half periods ended June 30, 1996. Net income for the 1996 second quarter increased 71% to $563,000, or $0.15 per share, from $329,000, or $.12 per share, reported for the second quarter of 1995. Net income for the six months ended June 30, 1996 increased 79% to $1,021,000, or $.29 per share, as compared to $571,000, or $.22 per share for the six months ended June 30, 1995. The Company attributed the income gains to increased revenues from four additional MRI units and greater operating efficiencies.

     Revenues for the second quarter of 1996 rose 19% to $4,628,000 from $3,880,000 recorded for the second quarter of 1995. Mobile MRI revenues increased approximately 28% excluding the revenues of $280,000 related to the cardiac partnerships which were sold in June 1995. The revenue gains stemmed primarily from the addition of one new mobile unit placed into service in September 1995, one new mobile unit placed into service in February 1996 and two new mobile units placed into service in late March 1996, as well as greater utilization of the Company's existing fleet of mobile MRI units. Revenues derived from hospitals which the Company serviced in both comparable periods increased 10% during the second quarter of 1996, compared to the second quarter of 1995.
     Revenues for the six months ended June 30, 1996 rose 17% to $8,809,000 from $7,543,000 in the similar year ago period. Mobile MRI revenues for the six months ended June 30, 1996 rose 26%, compared to the six month period ended June 30, 1995.

     The Company continued a positive cashflow and maintained a cash balance of $3,830,000 as of June 30, 1996. Cash outflows included in the $600,000 acquisition of a mobile MRI provider in March and approximately $1.4 million used to acquire new MRI units and other equipment. SMT also received approximately $945,000 as a result of the exercise of stock options during the second quarter.

     The Company previously announced that during the second quarter it upgraded one of its older units, has committed to upgrading two other units during the third quarter and has signed agreements to purchase two new units during the third quarter of 1996, increasing the Company's mobile MRI fleet to sixteen units.

     SMT Health Services Inc. provides diagnostic imaging services to healthcare providers in Pennsylvania, West Virginia, North Carolina, Ohio, Virginia and Kentucky.

                             (table follows)

                        SMT HEALTH SERVICES INC.
                            AND SUBSIDIARIES
                   CONSOLIDATED SUMMARY OF OPERATIONS


                     For The Three Months Ended   For The Six Months Ended
                              June 30,                    June 30,
                     --------------------------   ------------------------
                          1996        1995            1996         1995
                     --------------------------   ------------------------
Total Revenues        $4,628,000  $3,880,000 *    $8,809,000  $7,543,000 *

Operating Expenses     1,525,000   1,488,000       2,891,000   2,854,000

Depreciation and
 Amortization          1,120,000     920,000       2,109,000   1,856,000

Selling, General and
 Administrative          691,000     598,000       1,373,000   1,163,000

Interest Expense         489,000     451,000         946,000     890,000
                      ----------  ----------      ----------  ----------
Total Costs and
 Expenses             $3,825,000  $3,457,000      $7,319,000  $6,763,000
                      ==========  ==========      ==========  ==========
Income Before
 Income Taxes         $  803,000  $  448,000      $1,490,000  $  779,000

Income Taxes             240,000     119,000         469,000     208,000
                      ----------  ----------      ----------  ----------
Net Income            $  563,000  $  329,000      $1,021,000  $  571,000
                      ==========  ==========      ==========  ==========
Earnings Per Common
 Share                $      .15  $      .12      $      .29  $      .22
                      ==========  ==========      ==========  ==========
Average Number of
 Shares Outstanding    2,802,000   2,528,400       2,728,000   2,528,400
                      ==========  ==========      ==========  ==========

*Includes revenues related to the cardiac partnerships which were sold on June 30, 1995 totaling $280,000 and $548,000 for the three and six months ended June 30, 1995, respectively.

99.05

                             Contact: David Zynn, CPA
                                      Chief Financial Officer
                                      SMT Health Services Inc.
                                      (412) 933-3300
                                      http://www.smthealth.com


              SMT HEALTH SERVICES INC. CLARIFIES PREVIOUS
                   SHELF REGISTRATION ANNOUNCEMENT

     Pittsburgh, PA, August 2, 1996 -- SMT Health Services Inc. (NASDAQ/NMS:
     SHED, SHEDW) today clarified a misinterpretation in the market related to its previous July 16, 1996 press release announcing the effectiveness of a Form S-3 shelf registration statement. The Company clarified that the Form S-3 shelf registration statement does not represent an offering of securities by the Company. The Form S-3 shelf registration statement, declared effective by the Securities and Exchange Commission on July 12, 1996, simply provided registration rights to previously outstanding unregistered securities. In total, the shelf registration statement covers 3,494,623 shares of Common Stock, including approximately 1.8 million shares related to the Company's publicly-traded Warrants. Approximately 2.7 million of the total shares covered by the registration statement had been previously registered.

     SMT Health Services Inc., through its fleet of fourteen mobile MRI units, provides diagnostic imaging services to healthcare providers in Pennsylvania, West Virginia, North Carolina, Ohio, Virginia and
     Kentucky.


                             #      #       #