Form 10-Q
period 1996-09-30
SMT HEALTH SERVICES INC
filed 1996-11-13
CIK 881917

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


    X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      or

          Transition report pursuant to Section 13 or 15(d) of the ------ Securities Exchange Act of 1934


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

                                  Yes   X             No
                                      -----              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At October 31, 1996, 3,460,661 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   SMT Health Services Inc. and Subsidiaries

                    Consolidated Balance Sheets (unaudited)

                                                              September 30,               December 31,
                                                                  1996                       1995
                                                              -------------               ------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents - unrestricted                     $ 4,349,569                 $  2,341,519
 Cash and cash equivalents - restricted (Note 4)                  670,000                    1,600,000
 Accounts receivable - no allowance for doubtful
   accounts                                                     1,531,685                    1,059,567
 Notes receivable - current portion                                51,082                       47,760
 Receivable from the sale of leases secured by equipment
   - current portion (Note 4)                                     376,916                      342,789
 Other current assets                                             661,345                      249,961
                                                              -----------                  -----------

     Total current assets                                       7,640,597                    5,641,596
                                                              -----------                  -----------

PROPERTY AND EQUIPMENT:
 Equipment                                                        208,720                      174,556
 Furniture and fixtures                                            60,874                       59,712
 Vehicles                                                         166,425                      125,103
 Leasehold improvements                                            28,495                       27,915
 Leased medical equipment                                      33,830,009                   22,167,551
                                                              -----------                  -----------

     Total property and equipment                              34,294,523                   22,554,837

  Less accumulated depreciation and amortization               (6,373,022)                  (6,613,759)
                                                              -----------                  -----------

     Property and equipment, net                               27,921,501                   15,941,078
                                                              -----------                  -----------

OTHER ASSETS:
  Notes receivable - noncurrent                                    13,502                       52,240
  Receivable from the sale of leases secured by equipment
    - noncurrent (Note 4)                                         591,480                      878,590
  Contract and license acquisition costs, net of
    accumulated amortization of $868,000 and
    $788,000, respectively                                        652,723                      109,260
  Deposits and other assets                                       568,698                      506,041
  Deferred income taxes, net of valuation allowance
    of $103,000 at December 31, 1995 (Note 5)                     821,000                      219,000
                                                              -----------                  -----------

      Total other assets                                        2,647,403                    1,765,131
                                                              -----------                  -----------

TOTAL ASSETS                                                  $38,209,501                  $23,347,805
                                                              ===========                  ===========

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                                                             September 30,  December 31,
                                                                 1996           1995
                                                             -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                              $   357,897  $    270,277
 Accrued wages and related taxes                                    20,510        57,823
 Current portion of long-term debt and capital
   lease obligations                                             6,198,196     4,380,930
 Other current liabilities                                         727,655       527,217
                                                               -----------  ------------

     Total current liabilities                                   7,304,258     5,236,247

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS -
  less current portion                                          20,466,683    12,709,905
                                                               -----------  ------------

     Total liabilities                                          27,770,941    17,946,152
                                                               -----------  ------------

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value; authorized
   10,000,000 shares; issued and outstanding 3,357,000
   and 2,654,400, respectively                                      33,570        26,544
 Cumulative Convertible Preferred Stock; $0.01 par value;
   authorized 994,600 shares; no shares issued and
   Outstanding                                                          --            --
 Additional paid-in capital (Note 5)                             9,729,745     6,636,070
 Retained earnings/accumulated deficit                             675,245    (1,260,961)
                                                               -----------  ------------

     Total Stockholders' equity                                 10,438,560     5,401,653
                                                               -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $38,209,501  $ 23,347,805
                                                               ===========  ============

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                Consolidated Statements of Earnings (unaudited)

                                                   Three Months         Three Months
                                                       Ended               Ended
                                                September 30, 1996   September 30, 1995
                                                -------------------  ------------------

REVENUES:
 Service revenue                                        $4,754,324           $3,821,904
 Interest income                                            43,267               39,546
                                                        ----------           ----------

     Total revenues                                      4,797,591            3,861,450
                                                        ----------           ----------

COSTS AND EXPENSES:
 Operating expenses - third parties                      1,586,903            1,327,119
 Depreciation and amortization                           1,198,155              869,543
 Selling, general and administrative                       629,144              652,536
 Interest - third parties                                  500,659              429,071
 Other (Note 11)                                          (300,000)                  --
                                                        ----------           ----------

     Total costs and expenses                            3,614,861            3,278,269
                                                        ----------           ----------

Income before income taxes                               1,182,730              583,181
                                                        ----------           ----------

Income taxes (Note 5)                                      267,000              152,000
                                                        ----------           ----------

Net income                                              $  915,730           $  431,181
                                                        ==========           ==========

Earnings per Common Share                                     $.21                 $.14
                                                        ==========           ==========

Weighted Average Shares outstanding (Note 2)             3,179,000            2,648,400
                                                        ==========           ==========

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                Consolidated Statements of Earnings (unaudited)

                                                               Nine Months          Nine Months
                                                                  Ended                Ended
                                                           September 30, 1996   September 30, 1995
                                                           -------------------  -------------------
REVENUES:
 Service revenue                                                  $13,478,930          $11,318,453
 Interest income                                                      127,537               86,451
                                                                  -----------          -----------

     Total revenues                                                13,606,467           11,404,904
                                                                  -----------          -----------

COSTS AND EXPENSES:
 Operating expenses - third parties                                 4,477,630            4,026,381
 Operating expenses - lease expenses - related parties                     --              154,849
 Depreciation and amortization                                      3,307,152            2,725,950
 Selling, general and administrative                                2,002,377            1,815,330
 Interest - third parties                                           1,447,102            1,231,884
 Interest - related parties                                                --               86,538
 Other (Note 11)                                                     (300,000)                  --
                                                                  -----------          -----------

     Total costs and expenses                                     10,934,261           10,040,932
                                                                  -----------          -----------

Income from continuing operations before income taxes,
  minority interests and gain on sale                               2,672,206            1,363,972

Minority interests in earnings of subsidiaries (Note 7)                    --               49,906
                                                                  -----------          -----------

Income from continuing operations before income taxes
  and gain on sale                                                  2,672,206            1,314,066

Gain on sale of partnership interests                                      --               48,219
                                                                  -----------          -----------

Income from continuing operations before income taxes               2,672,206            1,362,285

Income taxes (Note 5)                                                 736,000              360,000
                                                                  -----------          -----------

Net income from continuing operations                               1,936,206            1,002,285
                                                                  -----------          -----------

Discontinued operations:
  Loss on disposal of discontinued operations, net of
    tax benefit of $102,000 in 1995                                        --             (198,000)
  Extraordinary item, debt forgiveness, net of income
    tax expense of $102,000                                                --              198,000
                                                                  -----------          -----------

Net Income                                                        $ 1,936,206          $ 1,002,285
                                                                  ===========          ===========

Earnings per Common Share:
  Continuing operations                                                  $.50                 $.36
  Discontinued operations                                                  --                   --
                                                                  -----------          -----------

     Earnings Per Common Share                                           $.50                 $.36
                                                                  ===========          ===========

Weighted Average Shares outstanding (Note 2)                        2,879,000            2,568,400
                                                                  ===========          ===========

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

               Consolidated Statements of Cash Flows (unaudited)

                                                                                     Nine Months         Nine Months
                                                                                        Ended               Ended
                                                                                  September 30, 1996   September 30, 1995
                                                                                  ------------------   ------------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net income                                                                            $1,936,206           $1,002,285
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                        3,307,152            2,725,950
    Minority interests in subsidiaries                                                          --               49,906
    Negative amortization on capital lease obligations                                          --                5,521
    Deferred income taxes                                                                  623,000              255,000
    Gain on sale of partnership interests                                                       --              (48,219)
    Other                                                                                       --               10,467
  Changes in assets and liabilities of continuing operations:
    Accounts and notes receivable                                                         (362,247)            (245,861)
    Other current assets                                                                  (485,839)              23,176
    Accounts payable and other                                                             288,058              166,552
    Accrued wages and related taxes                                                        (37,313)              52,864
                                                                                         ---------            ---------

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                                     5,269,017            3,997,641
                                                                                         ---------            ---------

NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES                                              --              (64,264)
                                                                                         ---------            ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                5,269,017            3,933,377
                                                                                         ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                                 (1,936,255)            (220,404)
  Payment for purchase of acquired entity                                                 (642,840)                  --
  Net change in cash restricted for equipment financing purposes                           930,000                   --
  Net cash received for sale of partnership interests                                           --              122,854
  Net cash received for sale of discontinued entities                                           --              110,000
  Other                                                                                    (99,938)             (52,409)
                                                                                         ---------            ---------

NET CASH USED IN INVESTING ACTIVITIES                                                   (1,749,033)             (39,959)
                                                                                         ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under loan agreements and  capital leases:
    Continuing operations:
      Related parties                                                                           --             (329,627)
      Third parties                                                                     (3,387,635)          (2,326,303)
    Discontinued operations                                                                     --              (27,807)
  Issuance of Common Stock from exercise of stock options and warrants                   1,875,701                   --
  Other                                                                                         --               (1,649)
                                                                                         ---------            ---------

NET CASH USED IN FINANCING ACTIVITIES                                                   (1,511,934)          (2,685,386)
                                                                                         ---------            ---------

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries



                                                   Nine Months         Nine Months
                                                      Ended               Ended
                                                September 30, 1996  September 30, 1995
                                                ------------------  ------------------
NET INCREASE  IN CASH AND CASH
  EQUIVALENTS - (unrestricted)                       2,008,050           1,208,032

CASH AND CASH EQUIVALENTS - (unrestricted) -
  Beginning of period                                2,341,519             717,004
                                                ------------------  ------------------

CASH AND CASH EQUIVALENTS - (unrestricted) -
  End of period                                     $4,349,569          $1,925,036
                                                ==================  ==================

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

          Consolidated Statements of Changes in Stockholders' Equity

              For The Nine Month Period Ended September 30, 1996
                                  (Unaudited)

                                                                                                          Retained
                                           Common Stock              Preferred Stock      Additional      Earnings/      Total
                                   -----------------------------  ---------------------     Paid-In     (Accumulated  Stockholders'
                                      Shares         Amount       Shares      Amount        Capital       Deficit)       Equity
                                   ------------  ---------------  -------  ------------  -------------  ------------  -----------
BALANCES - December 31, 1995          2,654,400          $26,544       --        $   --     $6,636,070  ($1,260,961)   $5,401,653

 Exercise of Stock Options and
  Warrants (Note 10)                    702,600            7,026       --            --      1,868,675           --     1,875,701
 Tax Adjustment Regarding Stock
  Option and Warrant Exercises
  (Note 5)                                   --               --       --            --      1,225,000           --     1,225,000
 Net Income                                  --               --       --            --             --    1,936,206     1,936,206
                                   ------------  ---------------  -------  ------------  -------------  -----------   -----------
BALANCES - September 30, 1996         3,357,000          $33,570       --       $    --     $9,729,745  $   675,245   $10,438,560
                                   ============  ===============  =======  ============  =============  ===========   ===========

                See Notes to Consolidated Financial Statements.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION

SMT Health Services Inc. and its wholly owned subsidiaries (the "Company") are engaged primarily in providing medical diagnostic imaging services to hospitals, physicians and patients. The Company, through its subsidiaries, currently operates seventeen mobile Magnetic Resonance Imaging (MRI) Units ("MRI Units") in Pennsylvania, West Virginia, North Carolina, South Carolina, Virginia, Kentucky and Ohio.

The Company's Common Stock and Warrants currently trade on the National Association of Securities Dealers, Inc. Automated Quotations Systems (NASDAQ) National Market System under the symbols "SHED" and "SHEDW", respectively.

The unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 1996 and 1995 include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The financial statements reflect normal recurring accounting adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results for the entire current fiscal year ending December 31, 1996. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K/A (Amendment No. 1) for the year ended December 31, 1995 which is on file at the Securities and Exchange Commission.

Certain amounts in the September 30, 1995 Statements of Earnings and Cash Flows have been reclassified to conform with the September 30, 1996 presentation.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                              SEPTEMBER 30, 1996

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


NOTE 3 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The Company is engaged primarily in providing mobile MRI services to small-to-medium-sized hospitals in Pennsylvania, West Virginia, North Carolina, South Carolina, Virginia, Kentucky and Ohio.

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

Certain Significant Estimates: The Company operates mobile MRI Units which are capital intensive and subject to changes in technology. The Company primarily leases such equipment over a 48 to 60 month period and depreciates the equipment over the respective lease period to an estimated residual value which typically approximates 20% of the original cost of the

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                              SEPTEMBER 30, 1996

NOTE 3 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

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


NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

                                      September 30,  December 31,
                                          1996           1995
                                      -------------  ------------
Capital lease and loan obligations      $26,664,879   $17,090,835

Less current portion                      6,198,196     4,380,930
                                        -----------  ------------

                                        $20,466,683   $12,709,905
                                        ===========  ============

The total cost and accumulated amortization of property securing capital lease and loan obligations at September 30, 1996 were approximately $33,833,000 and $6,132,000, respectively. Interest rates under the capital leases and loan obligations range from 8.5% to 13.5%.

The long-term debt and capital lease obligations balance includes approximately $970,000 of capital lease obligations due to third parties related to the equipment at the Auburn Regional Center for Cancer Care and Airport Regional Imaging Center, which the Company had treated as discontinued operations and sold in October 1994 and June 1995, respectively. Accordingly, the Company has recorded an offsetting receivable for the lease receivables due from the purchasers of the centers. Such lease receivables are secured by the equipment and accounts receivable of the centers.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                              SEPTEMBER 30, 1996

NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

In November 1992, the Company issued a letter-of-credit in the amount of $198,500 pursuant to a lease transaction related to the Airport Regional Imaging Center. In exchange for restructuring the terms of the debt of this Center, the Company increased the outstanding letter-of-credit to an aggregate $400,000.

In November 1994, the Company issued a letter-of-credit in the amount of $270,000 related to the purchase and financing of a new Mobile Unit. The lessor holding this letter-of-credit allowed the letter-of-credit to terminate on October 31, 1996.

In relation to a refinancing of Mobile Units in February and March 1995, the Company issued two letters-of-credit in the aggregate amount of $930,000. In February 1996, the lessor holding one of the letters-of-credit totaling $330,000 allowed the letter-of-credit to expire.

On July 31, 1996, the Company refinanced two MRI units which had previously been refinanced in March 1995 to more favorable lease terms. The new leases totaled approximately $2.3 million (net of a $150,000 down payment) in the aggregate and are being financed over a thirty-six month period at an interest rate of 9.25%. The refinancing resulted in annual cash flow savings to the Company of approximately $200,000. As a result of this refinancing, the $600,000 letter-of-credit which had been issued in March 1995 was terminated.

The Company must maintain a cash balance on deposit with the bank which issued the letters-of-credit equal to the outstanding letters-of-credit. At September 30, 1996, the cash balance required to be on deposit totaled $670,000.

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

                              SEPTEMBER 30, 1996

NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

The Company upgraded one of its .5 Tesla Signas to a 1.0 Tesla Horizon unit. The new unit was financed at a net total cost of approximately $2.0 million and was delivered in late February 1996. The Company financed the purchase of this new unit with a 60 month dollar-out lease requiring monthly payments of approximately $44,000.

The Company contracted with several new hospital clients and purchased a new Siemens 1.0 Tesla Impact unit which began service in mid-February 1996. The cost of this new unit approximated $1.9 million which was financed with a 60 month loan requiring monthly payments of approximately $41,000.

In April 1996, the Company upgraded one of the units purchased from another mobile provider (Note 9) to a Siemens 1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $1.9 million. The Company financed this new unit with a 60 month dollar-out lease requiring monthly payments of approximately $43,000.

In June 1996, the Company upgraded one of its .5 Tesla Signas to a Siemens 1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $2.0 million with a 60 month dollar-out lease requiring monthly payments of approximately $43,000.

The Company in May 1996 signed an agreement with Siemens Medical Systems to upgrade the second unit purchased from another mobile provider (Note 9) and to purchase a new unit during the fourth quarter of 1996. Delivery of the upgraded unit occurred in July 1996 and the new unit was delivered and began operation on October 1, 1996. The upgrade's net cost approximated $1.9 million and the Company financed approximately $1.7 million with a 60 month finance agreement requiring monthly payments of approximately $36,000. The Company's new unit cost approximately $1.9 million and the Company financed approximately $1.7 million requiring a monthly payment of approximately $37,000.

The Company purchased and took delivery of two new GE 1.0 Tesla Horizon units in September 1996. These units were purchased at a cost of approximately $1.8 million each and the Company financed approximately $1.6 million and $1.5 million with 60 month finance agreements requiring monthly payments of approximately $34,000 and $32,000, respectively.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                              SEPTEMBER 30, 1996


NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

The Company completed a previously negotiated upgrade of a .5 Tesla system to a 1.0 Tesla Horizon on November 2, 1996. The new unit was financed at a net cost of approximately $1.5 million with a 60 month finance agreement requiring monthly payments of approximately $32,000.

On November 1, 1996, the Company purchased a mobile MRI unit from Palmetto Community Health Network (the "Network") for approximately $390,000 and signed new service contracts with six South Carolina hospitals which are members of the Network. The Company began servicing the new hospitals immediately with the MRI unit purchased from the Network and plans to trade-in and upgrade the purchased unit to a new 1.0 Tesla Horizon in mid-December 1996. This new unit represents the Company's eighteenth mobile MRI unit and is the seventh new unit acquired this year.


NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Deferred income taxes are provided to account for temporary differences between financial statement accounting and income tax reporting and relate principally to differences in reporting for diagnostic medical equipment, depreciation, accrued expenses and net operating loss carryforwards.

As a result of the exercise of stock options pursuant to the Company's 1991 Employer Stock Option Plan, 1991 Director Stock Option Plan and warrants granted to a former director and outside consultant, the Company is entitled to a tax deduction of approximately $3.6 million. The deduction relates to the difference between the option exercise prices and the fair market value of the Common Stock at the time of such exercises. In accordance with SFAS 109, the Company recorded a deferred tax asset of approximately $1.2 million related to this deduction and in accordance with Accounting Principles Board Opinion #25 (APB #25) a corresponding credit was made to additional paid-in capital. Management believes no deferred tax asset valuation allowance is necessary as of September 30, 1996.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                              SEPTEMBER 30, 1996

NOTE 5 - INCOME TAXES (Continued)

Income tax expense for the three and nine month periods ended September 30, 1996 reflects a $200,000 deferred tax benefit resulting from an adjustment to the Company's Federal net operating loss carryforward.

At September 30, 1996, the Company had net operating loss carryforwards of approximately $8.0 million which are available to offset future Federal taxable income through 2010.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The total amount of interest payments during the nine months ended September 30, 1996 and 1995 were approximately $1,435,000 and $1,295,000, respectively. In addition, income tax payments for the nine month periods ended September 30, 1996 and 1995 were approximately $215,000 and $31,000, respectively.


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


NOTE 8 - LITIGATION

The Company had been named as a defendant, along with the hospital which contracts for the Company's MRI services, in a claim filed by a woman who alleged to have incurred partial paralysis as a result of being mishandled during an MRI procedure. The claim had been filed for $6.0 million in damages. The claim was settled by the Company's insurance company in November 1996 with no admission of liability by the Company and no financial effect to the Company.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                              SEPTEMBER 30, 1996

NOTE 9 - ACQUISITION

On March 21, 1996, the Company purchased certain assets of a mobile provider which operated mobile units in the state of North Carolina (the "Seller"). The purchase price approximated $600,000 in cash [net of negotiated trade-in value of approximately $500,000 (which approximated the purchase price of the units acquired) for two of the Seller's mobile MRI units] in exchange for MRI Programs including Certificate of Need licenses or exemptions and certain customer service contracts. The Company traded-in and upgraded one of the purchased units to newer technology in April 1996 and traded-in and upgraded the second unit during July 1996 (Note 4).


NOTE 10 - STOCK OPTIONS, UNIT PURCHASE OPTIONS AND WARRANTS

During the period May through September 1996, stock options covering 503,500 shares of Common Stock were exercised pursuant to the Company's 1991 Employee Stock Option Plan and 1991 Director Stock Option Plan. The Company received approximately $1,016,000 as a result of such stock option exercises. At September 30, 1996, options to purchase 360,175 and 10,100 shares were exercisable pursuant to the employee and director stock option plans, respectively.

During the period July through October 1996, transferees of a Unit Purchase Option initially granted to the Company's Initial Public Offering underwriter exercised the Option to purchase 120,000 units (comprised of 1.05 shares of Common Stock and one Warrant exercisable to 1.05 shares of Common Stock) at $5.94. The Company received approximately $713,000 as a result of such exercises and the Company issued 126,000 Common Shares and 120,000 Warrants. In August 1996, a transferee exercised 24,000 Warrants received from the aforementioned Unit Purchase Option exercise. As a result of the Warrant exercise, 25,200 Common Shares were issued (1.05 Common Shares per Warrant exercisable at $6.67 per share) and the Company received approximately $168,000.

During July and October 1996, the Managing Director of Commonwealth Associates, Inc. and Commonwealth Associates Inc. each exercised 50,000 Warrants, respectively, at an exercise price of $4.47 in a cashless transaction whereby both tendered shares of Common Stock as payment of the purchase price in connection with the exercise of the Warrants. Accordingly, the Company issued 36,061 shares of Common Stock and retired into Treasury Stock 63,939 shares of Common Stock pursuant to this exercise.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                              SEPTEMBER 30, 1996


NOTE 10 - STOCK OPTIONS, UNIT PURCHASE OPTIONS AND WARRANTS
          (Continued)

During September 1996, a former outside director and consultant to the Company exercised 114,500 Warrants granted for services rendered at an exercise price of $4.02. Accordingly, the Company issued 114,500 shares of Common Stock and received approximately $460,000.


NOTE 11 - STATE SALES TAX REFUND

During September 1996, the Company received formal notification of a state sales tax refund of approximately $300,000, net of expenses. The refund is the result of sales tax paid to a certain state over a period of time which the Company determined (by obtaining a private letter ruling from the state) was actually exempt from such tax. Payment of the refund is expected in November 1996.


NOTE 12 - RELATED PARTY TRANSACTIONS

During late September 1996, the Company financed the purchase of a new MRI unit (Note 4) with DVI Financial Services Inc., a wholly-owned subsidiary of DVI, Inc. A shareholder of and a consultant to DVI Inc. serves as a member of the Company's Board of Directors. The new MRI unit cost approximately $1.8 million and the Company financed approximately $1.5 million at 9.5% over a 60 month period requiring monthly loan payments of approximately $32,000.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion that follows should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto of SMT Health Services Inc. and Subsidiaries.

Results of Operations

The following table sets forth for the periods indicated the percentages which the items in the Statement of Earnings bear to revenues and the dollar increase (decrease) of such items as compared to the corresponding period in the prior year.

---------------------------------------------------------------------------------------------------------
                                        Percentage of Revenue              Increase (Decrease) Prior Year
---------------------------------------------------------------------------------------------------------
                                   Three              Nine Months             Three       Nine Months
                                Months Ended             Ended             Months Ended      Ended
---------------------------------------------------------------------------------------------------------
                             9/30/96    9/30/95   9/30/96        9/30/95       9/30/96         9/30/96
---------------------------------------------------------------------------------------------------------
Revenues                         100%       100%      100%           100%   $  936,000      $2,201,000
---------------------------------------------------------------------------------------------------------
Cost & Expenses:
---------------------------------------------------------------------------------------------------------
   Operating                      33%        34%       33%            37%      260,000         296,000
---------------------------------------------------------------------------------------------------------
   Depreciation &                 25%        23%       24%            24%      328,000         581,000
    Amortization
---------------------------------------------------------------------------------------------------------
   S, G & A                       13%        17%       15%            16%     ( 23,000)        187,000
---------------------------------------------------------------------------------------------------------
   Interest                       10%        11%       11%            11%       71,000         129,000
---------------------------------------------------------------------------------------------------------
   Other                         ( 6%)       --       ( 2%)           --     ( 300,000)     (  300,000)
---------------------------------------------------------------------------------------------------------
Total Costs and Expenses          75%        85%       81%            88%      336,000         893,000
---------------------------------------------------------------------------------------------------------
Income From Operations
 Before Taxes, Minority           25%        15%       19%            12%      600,000       1,308,000
 Interests and Gain on Sale
---------------------------------------------------------------------------------------------------------
Minority Interests                --         --        --             --            --      (   50,000)
---------------------------------------------------------------------------------------------------------
Income From Operations
 Before Taxes and Gain On         25%        15%       19%            12%      600,000       1,358,000
 Sale
---------------------------------------------------------------------------------------------------------
Gain on Sale of
 Partnership Interests            --         --        --             --            --      (   48,000)
---------------------------------------------------------------------------------------------------------
Income Before Income Taxes        25%        15%       19%            12%      600,000       1,310,000
---------------------------------------------------------------------------------------------------------
Income Taxes                       6%         4%        5%             3%      115,000         376,000
---------------------------------------------------------------------------------------------------------
Net Income                        19%        11%       14%             9%   $  485,000      $  934,000
---------------------------------------------------------------------------------------------------------

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

             Three Months Ended September 30, 1996 Compared To The
                     Three Months Ended September 30, 1995

Revenues for the third quarter of 1996 increased $936,000, or 24%, to $4,798,000 compared to $3,862,000 for the third quarter of 1995. This increase in revenue was primarily attributed to the fact that the Company purchased one new unit in September 1995, one new unit in February 1996, two new units in March 1996 and upgraded two units to newer technology during 1996. Further revenue increases are due to increased utilization of the Company's mobile MRI units. Revenues derived from hospitals which the Company serviced in both comparable periods increased 9% during the third quarter of 1996 compared to the third quarter of 1995 primarily as a result of increased MRI procedures. The Company purchased two new units during September 1996 which did not have a material effect on the third quarter 1996 operations and which are anticipated to have a favorable impact in future periods.

Operating expenses increased $260,000, or 20%, to $1,587,000 during the third quarter of 1996 compared to $1,327,000 during the third quarter of 1995. The increase is primarily due to approximately $370,000 of operating expenses associated with the Company's new units purchased in September 1995 and the first quarter of 1996, partially offset by a decrease of approximately $110,000 in operating expenses of units in operation for both comparable periods. This 9% decrease in expenses of units in operation for both comparable periods is principally the result of $62,000 savings on lower maintenance and cryogen contracts, $34,000 savings on state sales tax on certain units and $33,000 savings on general repairs and maintenance costs, partially offset by higher payroll costs for operational personnel.

Depreciation and amortization expense increased $328,000, or 38%, in the third quarter of 1996 to $1,198,000 from $870,000 during the third quarter of 1995. This increase was primarily due to depreciation expense associated with the Company's new units purchased in September 1995 and the first quarter of 1996 as well as the units upgraded during 1996.

Selling, general and administrative costs in the third quarter of 1996 decreased $23,000 to $629,000, or 13% of revenues, compared to $652,000, or 17% of revenues during the third quarter of 1995. The decrease is primarily due to lower consulting and professional fees.

Interest expense for the third quarter of 1996 increased $71,000 to $500,000 compared to $429,000 for the third quarter of 1995 primarily as a result of the new units purchased in September 1995, February 1996 and March 1996, as well as the units upgraded during 1996.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

             Three Months Ended September 30, 1996 Compared To The
               Three Months Ended September 30, 1995 (continued)

Other expense for the three months ended September 30, 1996 reflects a $300,000 net state sales tax refund. The refund is the result of sales tax paid to a certain state over a period of time which the Company determined (by obtaining a private letter ruling from the state) was actually exempt from such tax. The Company received formal notice of the refund in September 1996 and payment is expected in November 1996.

The Company reported net income of $916,000, or $.21 per share, during the third quarter of 1996 versus $431,000, or $.14 per share, during the third quarter of 1995. Income tax expense for the third quarter of 1996 was $267,000, an effective tax rate of approximately 24%, as compared to income tax expense of $152,000, an effective tax rate of approximately 26%, for the third quarter of 1995. Income tax expense for the third quarter of 1996 reflects a $200,000 deferred tax benefit resulting from an adjustment to the Company's Federal net operating loss carryforward (see Note 5 of the Company's unaudited consolidated financial statements included in Item 1, which information is incorporated herein by reference). Excluding the $200,000 tax adjustment, the Company's effective tax rate for the three months ended September 30, 1996 approximated 39%.


             Nine Months Ended September 30, 1996 Compared To The
                     Nine Months Ended September 30, 1995

Revenues for the nine months ended September 30, 1996 increased $2,201,000, or 19%, to $13,606,000 compared to $11,405,000 for the nine months ended September 30, 1995. Excluding revenues of approximately $548,000 for the six months ended June 30, 1995 related to the company's cardiac partnerships, which were sold on June 30, 1995, mobile MRI revenues increased approximately 20%. This increase in revenue was primarily attributed to the aforementioned new units purchased during late 1995 and the first quarter of 1996, the upgrade of two units to newer technology during 1996, as well as increased utilization of the Company's mobile MRI units. Revenues derived from hospitals which the Company serviced in both comparable periods increased approximately 10% during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily as a result of increased MRI procedures.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

             Nine Months Ended September 30, 1996 Compared To The
                     Nine Months Ended September 30, 1995
                                  (continued)

Operating expenses increased $296,000, or 7%, to $4,477,000 during the nine months ended September 30, 1996 compared to $4,181,000 during the nine months ended September 30, 1995. Excluding approximately $179,000 of operating expenses associated with the cardiac partnerships which were sold on June 30, 1995, mobile MRI operating expenses increased $475,000 primarily due to approximately $830,000 of operating expenses associated with the Company's new units purchased in September 1995 and the first quarter of 1996, partially offset by a decrease of approximately $355,000, or 9%, in operating expenses of units in operation for both comparable periods. This 9% decrease is primarily a result of $164,000 of savings on lower maintenance and cryogen contracts, $124,000 saving on state sales tax on certain units, $66,000 savings on the rental of the tractors used to transport the MRI units and $57,000 savings on general repairs and maintenance costs, partially offset by higher payroll costs for operational personnel.

Depreciation and amortization expense increased $581,000, or 21%, during the nine months ended September 30, 1996 to $3,307,000 from $2,726,000 during the nine months ended September 30, 1995. This increase was primarily due to depreciation expense associated with the Company's new units purchased during late 1995 and the first quarter of 1996, as well as the two units upgraded during 1996.

Selling, general and administrative costs during the nine months ended September 30, 1996 increased $187,000 to $2,002,000, or 15% of revenues, compared to $1,815,000, or 16% of revenues during the nine months ended September 30, 1995. The increase is primarily due to increased compensation costs related to the Company's management bonus plan.

Interest expense for the nine months ended September 30, 1996 increased $129,000 to $1,447,000 compared to $1,318,000 for the nine months ended September 30, 1995, primarily as a result of the new units purchased during late 1995 and the first quarter of 1996, as well as the units upgraded during 1996.

Other expense for the nine months ended September 30, 1996 reflects a $300,000 net state sales tax refund. The refund is the result of sales tax paid to a certain state over a period of time which the Company determined (by obtaining a private letter ruling from the state) was actually exempt from such tax.
The Company received formal notice of the refund in September 1996 and payment is expected in November 1996.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

             Nine Months Ended September 30, 1996 Compared To The
                     Nine Months Ended September 30, 1995
                                  (continued)

The Company reported net income of $1,936,000, or $.50 per share, for the nine months ended September 30, 1996 versus $1,002,000, or $.36 per share, during the nine months ended September 30, 1995. Income tax expense for the nine months ended September 30, 1996 was $736,000, an effective tax rate of approximately 28%, as compared to income tax expense of $360,000, an effective tax rate of approximately 26%, for the nine months ended September 30, 1995. Income tax expense for the nine months ended September 30, 1996 reflects a $200,000 deferred tax benefit resulting from an adjustment to the Company's Federal net operating loss carryforward (see Note 5 of the Company's unaudited consolidated financial statements included in Item 1, which information is incorporated herein by reference). Excluding the $200,000 tax adjustment, the Company's effective tax rate for the nine months ended September 30, 1996 approximated 35%.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, the Company experienced a net increase of $5,269,000 in cash from operations as compared to $3,933,000 during the nine months ended September 30, 1995. This increase is primarily due to increased income.

The Company used cash in investing activities during the nine months ended September 30, 1996 of $1,749,000, primarily related to down payments and deposits on the purchase of new MRI units totaling approximately $1,936,000 as well as the purchase of a mobile MRI company in March 1996 for approximately $643,000 (see Note 9 of the Company's unaudited consolidated financial statements included in Item 1, which information is incorporated herein by reference) offset by a reduction of $930,000 in the amount of restricted cash related to equipment financing.

The Company used cash in financing activities during the nine months ended September 30, 1996 of approximately $1,512,000 primarily related to $3,388,000 of principal payments under loan agreements and capital leases partially offset by approximately $1,876,000 received upon exercise of stock options and warrants during the second and third quarters of 1996. The Company experienced a net increase in unrestricted cash and cash equivalents of approximately $2,008,000

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

during the nine months ended September 30, 1996 and maintained an unrestricted cash balance at September 30, 1996 of approximately $4,350,000. The Company also maintained a restricted cash balance of $670,000 at September 30, 1996.

The Company's trade accounts receivable balance increased by $472,000 to $1,532,000 at September 30, 1996 primarily due to higher service revenues during the quarter ended September 30, 1996. In the experience of the Company, average accounts receivable collections typically do not exceed 40 days, as there are no billings subject to traditional third-party payors, and the accounts receivable balance turned over approximately ten times during the nine months ended September 30, 1996. Approximately 30% of the Company's billings and collections are processed through Hospital Shared Services ("HSS"), a representative of certain hospitals. As a fee for these services, HSS retains approximately 2.5% of gross billings to these hospitals and the Company records the service revenues and related receivables net of such fees.

At September 30, 1996, the Company had a working capital surplus of $336,000. In addition, the Company's cash flow from operations totaled $5,269,000 for the nine months ended September 30, 1996 and the Company continues a positive cash flow. Further, $6,198,000 of the $7,304,000 of current liabilities relate to the current portion of capital leases and long-term debt which will be due over the next twelve months, as opposed to current assets of $7,641,000 which are highly liquid and turn over frequently. The Company has been able to meet all past debt service obligations, currently is able to meet all such obligations, and anticipates it will continue to meet such obligations. As in the past, management anticipates that such obligations will be funded by the revenues generated by the Mobile Units.

To date, the Company has financed its equipment acquisitions and working capital requirements with loans and leases, from internal cash flow and capital contributions. As of September 30, 1996, the Company was a party to leases and loans covering all of its mobile MRI units. The aggregate outstanding principal balance of all such leases and loans was approximately $26,665,000 at September 30, 1996.

On June 30, 1995, the Company sold its majority ownership and general partner rights in four cardiac care partnerships for a total sale price of $300,000 comprised of $200,000 in cash and a $100,000 thirty-month note. The Company recognized a pre-tax gain on this sale of $48,219.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996


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

The Company contracted with several new hospital clients and purchased a new Siemens 1.0 Tesla Impact unit which began service in mid-February 1996. The cost of this new unit approximated $1.9 million which was financed with a 60 month loan requiring monthly payments of approximately $41,000.

In April 1996, the Company upgraded one of the units purchased from another mobile provider (see Note 9 of the Company's unaudited consolidated financial statements included in Item 1, which information is incorporated herein by reference) to a Siemens 1.0 Tesla Impact unit with a net total cost of approximately $1.9 million. The Company financed this new unit with a 60 month dollar-out lease requiring monthly payments of approximately $43,000.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996


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

The Company in May 1996 signed an agreement with Siemens Medical Systems to upgrade the second unit purchased from another mobile provider (see Note 9 of the Company's unaudited consolidated financial statements included in Item 1, which information is incorporated herein by reference) and to purchase a new unit during the fourth quarter of 1996. Delivery of the upgraded unit occurred in July 1996 and the new unit was delivered and began operation on or about October 1, 1996. The upgrades' net cost approximated $1.9 million and the Company financed approximately $1.7 million with a 60 month finance agreement requiring monthly payments of approximately $36,000. The Company's new unit cost approximately $1.9 million and the Company financed approximately $1.7 million requiring a monthly payment of approximately $37,000.

The Company purchased and took delivery of two new GE 1.0 Tesla Horizon units in mid-to-late September 1996. These units were purchased at a cost of approximately $1.8 million each and the Company financed approximately $1.6 million and $1.5 million with 60 month finance agreements requiring monthly payments of approximately $34,000 and $32,000, respectively.

The Company completed a previously negotiated upgrade of a .5 Tesla system to a 1.0 Tesla Horizon on November 2, 1996. The new unit was financed at a net cost of approximately $1.5 million with a 60 month finance agreement requiring monthly payments of approximately $32,000.

On November 1, 1996, the Company purchased a mobile MRI unit from Palmetto Community Health Network (the "Network") for approximately $390,000 and signed new service contracts with six South Carolina hospitals which are members of the Network. The Company began servicing the new hospitals immediately with the MRI unit purchased from the Network and plans to trade-in and upgrade the purchased unit to a new 1.0 Tesla Horizon in mid-December 1996. This new unit represents the Company's eighteenth mobile MRI unit and is the seventh new unit acquired this year.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Prior to July 1, 1995, the Company subleased certain truck cabs from Shared Mobile Enterprises ("SME"), which, in turn, leased such truck cabs from an independent third-party leasing company. Effective July 1, 1995, SME released the Company from its obligations under ten long-term subleases in exchange for the issuance to SME of 120,000 unregistered Common Shares valued at $3 per share, the weighted average closing price for the stock for the prior thirty trading days. The Company received an opinion from an independent financial advisor that the transaction was fair to the Company and its shareholders. At the same time, with the concurrence of the third-party leasing company, the Company assumed SME's obligations under its original lease and modified that lease by (i) extending the lease term by one additional year and (ii) adding one additional truck cab to the schedule of leased property with a corresponding increase in base rental payments. The $360,000 value of the shares represents the present value of the excess of the sublease payments over the original lease payments. The Company has capitalized the $360,000 and is amortizing this prepaid rent over a period which approximates the lease term. SME was one hundred percent beneficially owned by certain officers/directors and a former director/consultant of the Company who own approximately 18% of the Company's outstanding Common Shares.

The Company has outstanding a letter-of-credit totaling $400,000 related to equipment financing at a freestanding diagnostic imaging center which it sold in June 1995 and on which it remains obligated (see Note 4 of the Company's unaudited consolidated financial statements included in Item 1, which information is incorporated herein by reference).

In November 1994, the Company issued a letter-of-credit in the amount of $270,000 related to the purchase and financing of a new Mobile Unit. The lessor holding this letter-of-credit allowed the letter-of-credit to terminate October 31, 1996.

In relation to a refinancing of four Mobile Units in February and March 1995, the Company issued two letters-of-credit in the aggregate amount of $930,000. In February 1996, the lessor holding one of the letters-of-credit totaling $330,000 allowed the letter-of-credit to expire.

On July 31, 1996, the Company refinanced two MRI units which had previously been refinanced in March 1995 to more favorable lease terms. The new leases totaled approximately $2.3 million (net of a $150,000 down payment) in the aggregate and are being financed over a thirty-six month

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

period at an interest rate of 9.25%. The refinancing resulted in annual cash flow savings to the Company of approximately $200,000. As a result of this refinancing, the $600,000 letter-of-credit which had been issued in March 1995 was terminated.

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

During 1996, the Company has signed long-term contracts with approximately 18 new customers and has extended for an additional two to three years approximately 26 existing customer contracts.

At September 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8.0 million which are available to offset future Federal taxable income through 2010.

The Company had been named as a defendant, along with the hospital which contracts for the Company's MRI services, in a claim filed by a woman who alleged to have incurred partial paralysis as a result of being mishandled during an MRI procedure. The claim had been filed for $6.0 million in damages. The claim was settled by the Company's insurance company in November 1996 with no admission of liability and no financial effect to the Company.

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

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996


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

                          PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS.

See Note 8 - Litigation regarding termination of a legal proceeding which information is included in Item 1 which is incorporated herein by reference.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.
          10.01  Employment Agreement by and between
                 SMT Health Services Inc. and Jeff D.
                 Bergman dated July 1, 1996..................... Filed herewith.
          10.02  Employment Agreement by and between
                 SMT Health Services Inc. and Daniel
                 Dickman dated July 1, 1996..................... Filed herewith.
          10.03  Employment Agreement by and between
                 SMT Health Services Inc. and David
                 Spindler dated October 1, 1996................. Filed herewith.
          10.04  Employment Agreement by and between
                 SMT Health Services Inc. and David A.
                 Zynn dated October 1, 1996..................... Filed herewith.
          10.05  Master Equipment Lease dated August
                 28, 1996 by and between SMT Health
                 Services Inc. and DVI Financial Services
                 Inc............................................ Filed herewith.
          10.06  Loan and Security Agreement dated
                 September 11, 1996 by and between
                 Siemens Credit Corporation and SMT
                 Health Services Inc............................ Filed herewith.
          10.07  Finance Lease and Security Agreement
                 dated September 26, 1996 by and between
                 Laurel Capital Corporation and SMT
                 Health Services Inc............................ Filed herewith.
          10.08  Finance Lease and Security Agreement
                 dated July 26, 1996 by and between
                 Laurel Capital Corporation and SMT
                 Health Services Inc. (Lease 2165).............. Filed herewith.

                          PART II - OTHER INFORMATION

          10.09  Finance Lease and Security Agreement
                 dated July 26, 1991 by and between
                 Laurel Capital Corporation and SMT
                 Health Services Inc. (Lease 2166).............. Filed herewith.
          11.01  Earnings Per Share Computation................. Filed herewith.
          27.01  Financial Data Schedule........................ Filed herewith.
          99.01  Press release dated August 2, 1996............. Filed herewith.
          99.02  Press release dated September 17, 1996......... Filed herewith.
          99.03  Press release dated September 25, 1996......... Filed herewith.
          99.04  Press release dated October 3, 1996............ Filed herewith.
          99.05  Press release dated October 22, 1996........... Filed herewith.
          99.06  Press release dated November 4, 1996........... Filed herewith.

     (b)  Report on Form 8-K.
          The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the understanding thereunto duly authorized.



                           SMT Health Services Inc.
                                 (Registrant)



Date:  November 12, 1996               By:         /s/ Jeff D. Bergman
                                            ------------------------------------
                                            Jeff D. Bergman
                                            Chairman and Chief Executive Officer



Date:  November 12, 1996               By:        /s/ David A. Zynn
                                            ------------------------------------
                                            David A. Zynn
                                            Chief Financial Officer, Treasurer
                                            and Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

                                                              Sequential Page Number
Exhibit No.                                                       or Reference
-----------                                                       ------------
10.01          Employment Agreement by and between
               SMT Health Services Inc. and Jeff D.
               Bergman dated July 1, 1996                        Filed herewith.

10.02          Employment Agreement by and between
               SMT Health Services Inc. and Daniel
               Dickman dated July 1, 1996                        Filed herewith.

10.03          Employment Agreement by and between
               SMT Health Services Inc. and David
               Spindler dated October 1, 1996                    Filed herewith.

10.04          Employment Agreement by and between
               SMT Health Services Inc. and David A.
               Zynn dated October 1, 1996                        Filed herewith.

10.05          Master Equipment Lease dated August
               28, 1996 by and between SMT Health
               Services Inc. and DVI Financial Services
               Inc.                                              Filed herewith.

10.06          Loan and Security Agreement dated
               September 11, 1996 by and between
               Siemens Credit Corporation and SMT
               Health Services Inc.                              Filed herewith.

10.07          Finance Lease and Security Agreement
               dated September 26, 1996 by and between
               Laurel Capital Corporation and SMT
               Health Services Inc.                              Filed herewith.

10.08          Finance Lease and Security Agreement
               dated July 26, 1996 by and between
               Laurel Capital Corporation and SMT
               Health Services Inc. (Lease 2165)                 Filed herewith.

                                 EXHIBIT INDEX
                                 -------------

                                                              Sequential Page Number
Exhibit No.                                                       or Reference
-----------                                                       ------------
10.09          Finance Lease and Security Agreement
               dated July 26, 1991 by and between
               Laurel Capital Corporation and SMT
               Health Services Inc. (Lease 2166)                 Filed herewith.

11.01          Earnings Per Share Computation                    Filed herewith.

27.01          Financial Data Schedule                           Filed herewith.

99.01          Press release dated August 2, 1996                Filed herewith.

99.02          Press release dated September 17, 1996            Filed herewith.

99.03          Press release dated September 25, 1996            Filed herewith.

99.04          Press release dated October 3, 1996               Filed herewith.

99.05          Press release dated October 22, 1996              Filed herewith.

99.06          Press release dated November 4, 1996              Filed herewith.