Form 10-K
period 1996-12-31
SMT HEALTH SERVICES INC
filed 1997-03-26
CIK 881917

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ___________________________

                                  FORM 10 - K
 (Mark One)
   [  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
                      (Fee Required)

                  For the fiscal year ended December 31, 1996

                                       OR

   [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from ____ to ____.

                         Commission file number 0-19897
                                                -------

                             SMT HEALTH SERVICES INC.
            ------------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                                 25-1672183
  ---------------------------------------------            ----------
  (State or other jurisdiction of incorporation         (I.R.S. Employer
              Identification No.)                       or organization)

             10521 Perry Highway
            Wexford, Pennsylvania                            15090
  ---------------------------------------------           ------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  412-933-3300
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:              None.

Securities registered pursuant to Section 12(g) of the Act:


     Common Stock, Par     Warrants to Purchase  Preferred Stock
    Value $.01 Per Share      Common Shares      Purchase Rights
    --------------------- ---------------------  ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No ____
                                         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $41.0 million based upon the closing trading price of the Common Stock on the National Association of Securities Dealers, Inc. Automated Quotations System on March 19, 1997.

As of March 19, 1997, the Registrant had 5,685,080 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts II and III incorporate information by reference from the Registrant's definitive Proxy Statement filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                    PART I

    ITEM 1. BUSINESS
            --------

    General

    SMT Health Services Inc. ("SMT"), a Delaware Corporation formed in 1991, and its subsidiaries (collectively, the "Company") are primarily engaged in the business of operating mobile Magnetic Resonance Imaging (MRI) units ("Mobile Units"). The Company, through its subsidiaries, currently operates eighteen Mobile Units, including a unit purchased in February 1996, two new units purchased from another mobile provider in March 1996 and the addition of four new units late in the third quarter and early in the fourth quarter of 1996. The Company's mobile MRI fleet currently services healthcare providers located in Pennsylvania, North Carolina, West Virginia, Kentucky, Virginia, South Carolina and Ohio. The Company announced in February 1997 that it intends to purchase and begin operation of its nineteenth mobile unit during April 1997. The MRI equipment is transported in specially designed vans that are driven to the healthcare provider's facility where the imaging occurs. The Company typically charges fees on a fee-per-scan basis. For financial information regarding the Company, please see Item 6 "Selected Financial Data" and the Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference.

    Current Operations

    The Company's mobile MRI operations continue to grow. In 1994, healthcare costs came under great scrutiny and healthcare market forces began their own healthcare reform. This reform continues, and mobile diagnostic imaging has benefitted from such market reform of the healthcare system as shared equipment is a key to containing healthcare costs while still delivering advanced and cost effective medical technology. As hospitals continue to look for ways to reduce capital expenditures and contain costs, SMT and shared mobile diagnostic imaging units/systems allow hospitals to add or increase the range of quality, state-of-the-art diagnostic services with no capital expenditure by providing an outsourcing alternative. Further, many states, including those in which the Company operates, have strengthened their Certificate of Need ("CON") review systems, whereby healthcare providers must justify a need in a community before the state will permit capital expenditures for medical equipment. As a result of CON review systems, hospitals and other healthcare providers are less able to install fixed site facilities thus providing an opportunity for mobile suppliers whose equipment will be shared among many hospitals (see Government Regulation).

    Unit Purchases and Upgrades

    The Company upgraded one of its .5 Tesla Signas to a 1.0 Tesla Horizon unit. The new unit was financed at a net total cost of approximately $2.0 million and was delivered in late February 1996. The Company financed the purchase of this new unit with a 60 month dollar-out lease (bargain purchase option of one dollar) requiring monthly payments of approximately $44,000.

            --------

    The Company contracted with several new hospital clients and purchased a new Siemens 1.0 Tesla Impact unit which began service in mid-February 1996. The cost of this new unit approximated $1.9 million which was financed with a 60 month loan requiring monthly payments of approximately $41,000.

    In April 1996, the Company upgraded one of the units purchased from another mobile provider (See Note 16 of the Company's Consolidated Financial Statements incorporated herein by reference) to a Siemens 1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $1.9 million. The Company financed this new unit with a 60 month loan requiring monthly payments of approximately $43,000.

    In June 1996, the Company upgraded one of its .5 Tesla Signas to a Siemens
    1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $2.0 million with a 60 month dollar-out lease requiring monthly payments of approximately $43,000.

    The Company in May 1996 signed an agreement with Siemens Medical Systems to upgrade the second unit purchased from another mobile provider (see Note 16 of the Company's Consolidated Financial Statements incorporated herein by reference) and to purchase a new unit during the fourth quarter of 1996. Delivery of the upgraded unit occurred in July 1996 and the new unit was delivered and began operation on October 1, 1996. The upgrade's net cost approximated $1.9 million and the Company financed approximately $1.7 million with a 60 month finance agreement requiring monthly payments of approximately $36,000. The Company's new unit cost approximately $1.9 million and the Company financed approximately $1.7 million requiring a monthly payment of approximately $37,000.

    During September 1996, the Company upgraded an older unit to a new Siemens
    1.0 Tesla Impact. The cost of this new unit approximated $1.9 million which was financed with a 60 month loan requiring monthly payments of approximately $39,000.

    The Company purchased and took delivery of two new GE 1.0 Tesla Horizon units in late September 1996. These units were purchased at a cost of approximately $1.8 million each and the Company financed approximately $1.6 million and $1.5 million with 60 month finance agreements requiring monthly payments of approximately $34,000 and $32,000, respectively.

    The Company completed a previously negotiated upgrade of a .5 Tesla Signa to a 1.0 Tesla Horizon on November 2, 1996. The new unit was financed at a net cost of approximately $1.5 million with a 60 month finance agreement requiring monthly payments of approximately $32,000.

    On November 1, 1996, the Company purchased a mobile MRI unit from Palmetto Community Health Network (the "Network") for approximately $390,000 and signed new service contracts with six South Carolina hospitals which are members of the Network. This new unit represents the Company's eighteenth mobile MRI unit and the seventh new unit acquired during 1996.

            --------

    In December 1996, the Company upgraded the mobile MRI unit purchased from the Network to a new 1.0T Horizon. The new unit was financed at a net cost of approximately $1.4 million with a 60 month finance agreement requiring monthly payments of approximately $30,000.

    Lease Refinancing

    During July 1996, the Company refinanced two of its Mobile MRI Units to more favorable lease terms. The refinancing of the two units will reduce the Company's annual debt service approximately $200,000.

    Equipment

    All of the Company's mobile MRI equipment is financed through capital leases and finance agreements. Generally, the Company orders its equipment from the manufacturer while simultaneously contracting with healthcare providers for its use, thereby reducing the Company's risk.

    The Company expects that future acquisitions of equipment will be made pursuant to capital leases or purchase financing and the Company expects to utilize working capital of $200,000 to $400,000 per unit to fund initial down payments on the purchases, financing the balance of $1.5 million to $1.6 million over typically a 60 month term.

    MRI Equipment. Magnetic resonance imaging involves the use of high strength magnetic fields and radio waves to produce cross-sectional images of the anatomy. MRI and other medical diagnostic imaging systems facilitate the diagnosis of disease and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize or cure the patient and frequently obviating the need for invasive diagnostic procedures, such as exploratory surgery. Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor.

    The major components of an MRI system are a large magnet, radio wave equipment, and a computer for data storage and image processing. During an MRI study, a patient lies on a table which is then placed into the magnet. The patient spends approximately 15 to 45 minutes inside the magnet, depending upon the type of diagnostic study, during which time images of multiple planes are acquired. Images obtained from an MRI examination are displayed on a computer screen in the form of a cross-section of the organ or tissue. This information can be stored on magnetic media for future access or printed on film for interpretation by a physician and retention in the patient's files.

    Other diagnostic imaging techniques include CAT scans, nuclear medicine, radiography/fluoroscopy, ultrasound, mammography and conventional x-ray. Available evidence suggests that MRI has advantages over other diagnostic imaging methods, leading to its increased use. Except for ultrasound, these other methods use ionizing radiation. MRI does not use ionizing radiation and is thought to be risk-free for most patients. In addition, MRI provides superior soft-tissue contrast, without artifacts from bony structures that are sometimes apparent with x-ray based imaging techniques.

            --------

    In addition to the absence of ionizing radiation, MRI offers several significant advantages to CAT scanning. MRI has the ability to obtain images of equally high resolution in multiple planes without moving the patient. In certain cases, particularly those involving the nervous system, MRI provides superior image resolution. In addition, the presence or amount of certain abnormal tissue masses which may be undetected utilizing CAT scanning may be detected utilizing MRI. This factor is important in the early diagnosis of cancer, multiple sclerosis and other diseases.

    Research is currently being conducted for additional uses of MRI and the Company believes more applications for MRI may be discovered in the future. Contrast agents enhance the use of MRI in the detection of neurological lesions, including specific types of brain tumors. Contrast agents also enhance images of the post-operative spine, and are under investigation for use in the liver and other organ systems. MRI's role in the evaluation of cardiac disease and diseases of the bone marrow and joints is also on the increase. New technological developments are expected to extend the clinical uses of this technology and to increase the number of scans performed by the Company's customers. In October 1995, Medicare began to reimburse MR Angiography (MRA) procedures on a limited basis. MRA utilizes MRI technology to view blood flow of the head and neck. Prior to October 1995, MRA procedures were considered experimental and were not reimbursed by Medicare. It is expected that additional MRA procedures will be approved by Medicare in the near future.

    The use of advanced imaging technologies has grown significantly in the United States during the last several years due to increasing physician acceptance of the value of advanced imaging technologies in the early diagnosis of disease, the expanding applications of MRI (partially because they do not involve ionizing radiation) and the growing patient base attributable to an aging population. Hospitals and other healthcare providers are facing competitive pressures to provide these technologies and related services despite strict budgetary limitations and are increasingly utilizing third parties such as the Company to provide the necessary facilities and related services due to the substantial equipment and personnel costs.

    Changes in Medicare reimbursement systems have resulted in declining profit margins for many hospitals and other healthcare providers, thereby reducing capital available to purchase new and expensive equipment. In addition, many medical professionals have become increasingly aware of the risks of medical malpractice suits and believe that such risks would be reduced by utilizing state-of-the-art medical technology and related services.

    MRI has undergone a significant expansion since it became commercially available to healthcare providers in 1983. Numerous significant developments have occurred since that time, and further developments are expected primarily in the computer software. MRI units are in general easily upgraded and, therefore, can remain abreast of technological changes through software updates. The Company has user agreements with the MRI manufacturers which state, among other things, that such manufacturers will provide software updates at no additional charge during the term of such agreements. However, the development of new technologies or refinements of existing ones might make the Company's existing equipment technologically or economically obsolete or cause a reduction in the value of the Company's equipment or reduce the need for its equipment.

            --------

    All of the Company's MRI equipment is located in Mobile Units. The MRI equipment is installed by the manufacturer in a specifically constructed van jointly designed by the van's manufacturer and the equipment manufacturer. The van is designed to provide medical facilities comparable to those found in fixed-site MRI facilities.

    Equipment Maintenance

    Timely, effective service is essential to maintaining high utilization rates on the Company's mobile MRI equipment. Should the Company experience greater than anticipated malfunctions of its equipment or should it be unable to promptly obtain the service necessary to keep its equipment functioning effectively, its business would be adversely affected. The Company's business also might be adversely affected if its suppliers stopped providing maintenance service because, although other service providers are available, it is uncertain whether or how effectively such other service providers could provide equipment maintenance.

    The Company contracts with the MRI equipment manufacturers for comprehensive maintenance programs on its equipment to minimize downtime (the period of time equipment is unavailable during scheduled use hours because of malfunctions). These maintenance contracts are long-term in nature (greater than five years), commencing upon the expiration of the applicable warranty period. The equipment is generally warranted by the equipment manufacturer for a specified period of time, usually one year to eighteen months from the date of purchase. During the warranty period and maintenance contract term, the Company receives uptime guarantees (a guarantee that the equipment will
    function for a specified percentage of scheduled use hours.)   However,
    these guarantees are not expected to substantially compensate the Company for loss of revenue for downtime.

    The Company also carries a business interruption insurance policy, which provides for an aggregate $1.0 million of coverage for its diagnostic equipment, to help protect itself from unexpected long-term equipment failures which would cost the Company more than the deductible amount.

    Healthcare Providers

    Many healthcare providers do not own MRI equipment because of insufficient patient volume to justify the costs associated with the acquisition and operation of such equipment. Depending upon type, features and options selected, the MRI equipment costs between $1.6 million and $2.2 million. Many healthcare providers cannot afford a capital investment of this size or cannot utilize the equipment in a cost-effective manner. Moreover, a healthcare provider with sufficient patient volume and resources to purchase in-house diagnostic imaging equipment may still contract for the use of the Company's services to supplement in-house imaging equipment primarily to service patient backlogs or to have access to more state-of-the-art equipment.

            --------

    Among the reasons for such use of the Company's equipment are elimination of the need to recruit and employ qualified technicians, avoidance of the risk of technological obsolescence of the equipment, provision of short-term mobile services to allow the customer to learn the technology, establishment of a patient base before an in-house unit is installed, provision of additional coverage when patient demand exceeds in-house capacity, lack of a suitable interior location, reduction of the risks of medical malpractice suits by utilizing state-of-the-art medical technology and related services and changes in third-party reimbursement systems.

    Marketing

    The Company's executive officers currently spend a portion of their time marketing the Company's services. In addition, the Company's regional vice presidents spend a portion of his or her time attempting to attract additional business. The Company currently has four marketing personnel, including two hired during 1996, to market the Company's mobile MRI business to referring physicians and existing customers.

    A significant marketing resource for the Company has been existing customer referrals. Additionally, the Company is the preferred vendor of services for Amerinet, which is a nonprofit consortium of approximately 3,000 hospitals and other healthcare providers nationwide.

    The Company intends to concentrate much of its marketing efforts in Pennsylvania, West Virginia, North Carolina, Virginia, Kentucky, Ohio, South Carolina, and certain other southern states.

    Competition

    The healthcare industry in general, and the market for mobile diagnostic imaging services in particular, is highly competitive. In addition to direct competition from other diagnostic imaging providers, the Company must compete with larger healthcare providers as well as private clinics and radiology practices that own diagnostic imaging equipment and with equipment manufacturers which sell equipment to healthcare providers for in-house installation.

    In addition, existing healthcare providers who are customers of the Company may purchase equipment if their volume of patients increases to the point that it becomes cost effective to own and operate their own equipment, although the Company believes that the large capital expenditure required to purchase such equipment and CONs (see Government Regulation) may discourage many hospitals from doing so.

    Several competitors operate fixed-site centers and/or Mobile Units in the Company's primary service areas. Moreover, certain of these competitors may have substantially greater financial resources than those of the Company, which may give them advantages in negotiating equipment acquisitions and responding quickly to new demand. The Company believes that it competes effectively against other fixed-site and/or mobile providers based on its ability to provide high quality equipment at competitive prices and because of its reputation for service and reliability.

            --------

    MRI competes with less expensive imaging devices and procedures which may provide similar information to the physician. Alternative imaging technology includes CAT scans, nuclear medicine, radiography/fluoroscopy, ultrasound, mammography, and conventional x-ray. The cost of a particular study depends upon the complexity of the procedure, the length of time of equipment utilization and whether the procedure requires introduction of contrast agents into the body. The Company believes that MRI's significant benefits justify any pricing differential between MRI and other modalities.

    Diagnostic imaging does not require proprietary information, trade secrets or similar non-public intellectual property. Consequently, there are no significant barriers to entry other than the costs of the equipment, hiring of qualified technicians and management and, where applicable, Certificate of Need regulations and other regulatory constraints (see Government Regulation).

    The diagnostic imaging industry is highly fragmented. Consolidation of the diagnostic imaging industry has begun and is expected to continue into the foreseeable future as companies acquire and merge and as numerous smaller, inefficient companies discontinue business.

    Reimbursement

    The Company's revenues are currently derived from payments by hospitals pursuant to mobile service contracts between the Company and the hospitals. Under existing laws and regulations of certain states, the Company, as an outside supplier, is prohibited from directly billing most hospital inpatients or outpatients, or their insurers, for the services provided by the Company.

    Payments made by the hospitals are generally subject to the various laws, regulations and practices of governmental and commercial insurance programs, including Medicare, Medicaid and Blue Cross and Blue Shield Plans, because the insurers' reimbursement practices indirectly affect the level of fees the Company may charge. However, hospital payment obligations to the Company under the service contracts are not directly conditioned upon the hospital's receipt or level of reimbursement from the third party payor or the patient.

    Payments for Company Services to Hospital Patients. Medicare, which was enacted as part of the Social Security Act of 1965, and frequently amended since then, provides for the payment of certain healthcare benefits, including inpatient and outpatient hospital services, to persons who are 65 years of age or older, disabled or who qualify for the End Stage Renal Disease program. Beginning October 1, 1983, Medicare implemented a prospective payment system ("PPS") for most inpatient hospital services. Under PPS, reimbursement for the operating costs of inpatient services was shifted from a reasonable and allowable cost-based system to a system providing a fixed payment for each Medicare discharge without regard to the actual cost incurred. Each patient is classified into one of approximately 490 diagnosis-related groups ("DRG") and payment is made according to the DRG. With certain exceptions, the PPS payment is not adjusted for variations in length of stay or intensity or utilization of services. Consequently, the DRG reimbursement received by the hospital for inpatient services rendered to a Medicare beneficiary may not be adequate to cover its costs of providing services.

            --------

    Under PPS, payment for the Company's services furnished to an inpatient is included in the DRG payment to the hospital. The Medicare patient is also responsible for reimbursing the hospital for certain co-insurance and deductible amounts for the inpatient services furnished.

    Since 1985, only minimal increases in the Medicare PPS rates have been authorized by Congress. In addition, payments to hospitals by Medicare have been subject to automatic reductions from time to time under the Balanced Budget and Emergency Deficit Control Act of 1987 (the "Gramm-Rudman Act"). The OMNIBUS Budget Reconciliation Act of 1993 ("OBRA 1993") calls for a reduction in spending by Medicare of $55.8 billion over a five year period beginning October 1, 1993, including payments for inpatient hospital and outpatient care.

    Beginning October 1, 1991, Medicare phased in a PPS system to reimburse hospitals for a portion of their capital costs incurred in providing services to Medicare beneficiaries. Previously, such capital costs were reimbursed on a reasonable cost basis. This new reimbursement system will have varying impacts on hospitals, including those hospitals with which the Company has contracted, in terms of their capabilities to acquire MRI and other diagnostic equipment and provide services that may compete with those of the Company.

    While a PPS system has not been implemented for hospital outpatient services, beginning October 1, 1988, payment to hospitals for outpatient radiology services, including MRI technical services provided by the Company, became subject to certain limitations. Under the Omnibus Budget Reconciliation Act of 1987, Medicare payment is limited to the lesser of (a) the lower of the hospital's costs or charges or (b) a "blended amount" of 50% of the hospital's specific costs and 50% percent of the Medicare fee schedule amount applicable to similar services furnished in a physician's office. The Omnibus Budget Reconciliation Act of 1986 prohibited mobile vendors, such as the Company, from billing Medicare directly for services to Medicare outpatients. This "rebundling" was designed to provide a basis for the future implementation of a PPS system for hospital outpatients. Such changes in the reimbursement system for outpatient services may lead to further reductions in payments by Medicare which could adversely affect the Company's charge levels.

    During 1995 and 1996, Congress and the President debated a balanced budget amendment which called for balancing the federal budget in seven years. To date, such debate has included discussions of reducing the rate of growth of Medicare, Medicaid and Social Security. Such debate continues and the Company is not able to predict the outcome of the final budget compromise, the effect of the final budget compromise on Medicare and Medicaid reimbursements nor the effect of these proposed changes on the Company's operations.

    Medicaid is a joint federal and state program, administered primarily by the states, which is designed to provide reimbursement for healthcare services to certain medically and financially needy individuals. Medicaid reimbursement principles vary among states, although they are generally based on Medicare reimbursement principles, including PPS and rebundling of services provided by vendors, such as the Company, for payment purposes. Medicaid payments to hospitals in many states have been lower than Medicare reimbursements and, in recent years, the adequacy of Medicaid payment rates has been successfully challenged by providers in various states, including Pennsylvania. However, because of the fiscal difficulties which many states are experiencing, there

            --------

    can be no guarantee that the payments made by the states for healthcare services will be adequate to cover the costs incurred by providers or will not adversely affect the Company's level of charges.

    Blue Cross and Blue Shield Plans and other commercial insurers provide third party reimbursement to hospitals for inpatient and outpatient services to their subscribers on the basis of various formulas. Renegotiation of such formulas and reductions in reimbursement may indirectly affect charge levels or payment by the hospitals for the Company's mobile services, although it is not possible to predict the effect of such changes at this time.

    Other Reimbursement Matters. Many insurance companies, employers and other payors are increasing their use of managed care plans such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") as a means of controlling their healthcare costs.

    In addition to contracting with selected healthcare providers to provide healthcare services, often at a discount or on a capitation basis, such plans engage in strict utilization review activities to more closely control the utilization of services by their subscribers. The Company has begun discussions with certain HMOs and PPOs. However, there can be no certainty that the Company will be able to contract with such HMOs or PPOs and there can be no assurance that the increased use of managed care plans in the Company's service areas will not affect its level of charges or the demand for its services.

    Numerous changes have been made in governmental and commercial insurance programs in recent years in an effort to reduce the extent to which these third-party payors absorb increases in medical costs. Some third-party payors have also experienced difficulties in meeting their payment obligations whether on a timely basis or otherwise. In addition, a number of bills proposing to regulate, control or alter the methods of financing and delivering healthcare, including proposals for a national health insurance program, have been discussed and introduced in Congress and various state legislatures. The effect of any of these proposals or changes by existing insurers in their reimbursement methodologies on the healthcare industry and the Company cannot be determined at this time.

    Government Regulation

    General. The provision of diagnostic imaging services is subject to a number of federal, state and local laws, regulations and rules, some of which are very complex. Although the Company believes that it is currently in compliance with applicable laws, regulations and rules, some of such laws are broadly written and subject to little or no interpretation by courts or administrative authorities. Hence, there can be no assurance that a third party or governmental agency will not contend that certain aspects of the Company's operations or procedures are not in compliance with such laws, regulations or rules or that state agencies or courts would interpret such laws, regulations and rules in the Company's favor. The sanctions for failure to comply with such laws, regulations or rules could be denial of the right to conduct business, significant fines and/or criminal penalties. The Federal Health Insurance Portability and Accountability Act, enacted in August 1996, expanded the

            --------

    Civil and Criminal sanctions for violations of such laws and provided for increased governmental and private enforcement programs. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could adversely affect the Company's business.

    Certificate of Need. In addition, several states in which the Company operates have CON laws and regulations that control and regulate the establishment of healthcare facilities and services and the acquisition and operation by hospitals and other providers of major equipment such as MRI units and other diagnostic imaging equipment. In several states in which the Company operates, a hospital or the Company may need a CON before the Company can provide its diagnostic imaging services. CON regulations could inhibit the expansion of the Company's business. Pennsylvania's CON law expired in December 1996 and a new CON law has not been enacted. While discussions of a new CON law are on-going, it is not known whether the Pennsylvania legislature will adopt a new CON law. However, the Pennsylvania Department of Health issued a Policy Statement on December 14, 1996 addressing its intent to strictly enforce the licensing requirements which continue in effect under the Healthcare Facilities Act.

    Practice of Medicine. The establishment, marketing and operation of the diagnostic imaging units are subject to laws prohibiting the practice of medicine by non-physicians. The Company's employees provide only the technical services relating to the diagnostic procedures (under the supervision of licensed physicians) and the related non-medical administrative support services. Professional medical services, such as the reading of the diagnostic imaging studies and related diagnosis, are separately provided by licensed physicians. The Company does not employ any physicians to provide medical services. There can be no assurance, however, that state authorities or courts will not determine that the Company's services and/or relationships with providers constitute the unauthorized practice of medicine by the Company.

    Fraud and Abuse Laws. The Social Security Act and certain provisions of state law provide civil and criminal penalties for persons who knowingly and willfully solicit, pay, offer or receive any remuneration, directly or indirectly, as an inducement to make a referral of a patient for services or items for which payment may be made under the Medicare or Medicaid programs. Often termed "fraud and abuse" or "anti-kickback" laws, the provisions have been broadly interpreted by the courts.

    The Office of Inspector General of the Department of Health and Human Services ("HHS") has issued regulations specifying certain business arrangements and payment practices involving providers or other entities, such as the Company, which will not be considered prohibited activities. Commonly termed "safe harbor regulations," the regulations set forth certain standards which, if satisfied, will ensure that the arrangement will not be subject to criminal prosecution or civil sanctions under the fraud and abuse laws. Failure to satisfy the safe harbors in and of itself does not render an arrangement illegal. The Company believes it is in compliance with the safe harbor regulations applicable to its current operations.

            --------

    One principal focus of the fraud and abuse laws has been on arrangements in which profit distributions are made by a partnership or other business venture for health-related items or services to investors who make or are otherwise in a position to influence referrals of Medicare or Medicaid patients to the venture. Where such arrangements exist, a question is raised as to whether the profit distributions are illegal payments in exchange for referrals. Certain safe harbors set forth criteria which, if met, will insure that investors in business ventures for health-related items or services will not be subject to scrutiny under the fraud and abuse laws.

    One safe harbor involves investments in publicly traded companies with tangible assets of more than $50 million. At present, the Company does not satisfy this safe harbor.

    Another safe harbor covers investment interests in small entities. The conditions for compliance with this safe harbor include requirements that no more than 40% of the investment interests of each class of investments in the entity may be held by persons who are in a position to make or influence referrals (including hospitals and physicians), furnish items or services to the entity or otherwise generate business of the entity, so-called "tainted investors," and that no more than 40% of the entity's gross revenues may come from referrals, items or services furnished or business otherwise generated by "tainted investors." Unless a large percentage of the Company's Common Stock is held by "tainted investors," it would appear that investments in the Company will fall within the safe harbor for investment interests.

    None of the Company's mobile MRI activities are carried out through partnerships or other ventures with hospitals, physicians or other third parties. The Company believes that its investments in partnerships which operated the cardiac care centers complied with current fraud and abuse laws. Such investments were sold in June 1995.

    There can be no assurance that enforcement agencies or courts will determine that any existing arrangements comply with all applicable laws and regulations.

    Other Patient Referral Restrictions. Pennsylvania, as well as other states in which the Company operates, prohibits the referral of Medicaid patients for services or items by a provider in which the referring physician has an ownership interest. Certain states do not restrict patient referrals but do require the disclosure to a patient by the referring physician of a financial interest in a facility or vendor to which the patient is being referred for services or items.

    Stark II. The Omnibus Budget Reconciliation Act of 1993, enacted new federal anti-referral legislation, more commonly know as "Stark II" after its prime sponsor, Rep. Fortney "Pete" Stark (D. Calif.). Effective January 1, 1995, Stark II bans referrals by physicians of Medicare and Medicaid patients to entities for certain designated health services, including MRI services, if a physician or immediate family member has a prohibited financial relationship with the entity providing the service. A financial relationship is generally defined as an ownership or investment interest in, or compensation arrangement with the entity, subject to certain exceptions. Penalties include nonpayment for services rendered pursuant to a prohibited referral, civil money penalties and fines and possible exclusion from the Medicare and Medicaid programs. The Company believes it is currently in compliance with the requirements of Stark II. However, there can be no assurance

             --------

    that enforcement agencies or courts will determine that existing arrangements comply with all applicable laws and regulations.

    Other Requirements Concerning Licensing, Permits and Approvals. Most states do not currently license MRI providers such as the Company. Hospitals with which the Company has contracted are subject to a variety of regulations and standards of state licensing and other authorities and accrediting bodies such as the Joint Commission for the Accreditation of Healthcare Organizations ("JCAHO"). As an outside vendor, the Company may be required to comply with such regulations and standards to enable the hospitals with which it has contracted to maintain their permits, approvals and accreditation.

    During January 1997, the Company received Accreditation with Commendation from the Joint Commission for the Accreditation of Healthcare Organizations ("JCAHO").

    There can be no assurance that future changes in the laws and regulations relating to the delivery of healthcare items and services may require the Company or any venture involving the Company to obtain and maintain certain governmental approvals for continued operations. It is not possible to predict the effect of such changes in the law on the Company at this time.

    For the most part, the Company's employees need not have special licenses. Drivers of trucks must have certain special driving licenses. MRI technicians are not required to have licenses in any of the states in which the Company does business. However, many states are holding discussions to require such licensing. The Company believes that any such licensing requirement would not have an adverse impact on the Company. Beginning in 1995, MRI technologists were required to meet certain continuing education requirements. The Company and its employees are fully complying with this requirement.

    Freestanding Healthcare Centers

    During 1991 and 1992, the Company initiated what it then believed was a natural progression into the operation of outpatient full service diagnostic imaging centers and freestanding radiation therapy facilities (outpatient healthcare centers). The Company's expansion into these businesses was based upon the belief that (i) numerous opportunities existed to develop or acquire outpatient healthcare facilities due to new regulatory changes enacted (see "Fraud and Abuse Laws" and "Other Patient Referral Restrictions"), (ii) once mature, the healthcare facilities it developed or acquired could generate substantial incremental earnings and (iii) freestanding healthcare facilities would complement the Company's current mobile MRI business. During 1992, the Company acquired one full-service freestanding diagnostic imaging center and developed one freestanding radiation oncology facility. However, through December 31, 1993, these outpatient healthcare centers operated below expectation and incurred substantial losses while the Company's core mobile business sustained an increase in revenues and profit. Further, with continued uncertainty in the healthcare industry surrounding the Clinton Administration's efforts to reform healthcare, the Company has seen an increase in the demand for its mobile MRI services. Based upon continued growth and profitability of its core mobile MRI business, as well as the belief that the Company's capital and other resources were insufficient to properly support continued growth in its core mobile

            --------

    MRI business and the opening of outpatient healthcare centers, the decision was made in December 1993 to sell the freestanding full-service diagnostic imaging center and the freestanding radiation oncology center.

    The Company sold substantially all of the assets of the Auburn Regional Center for Cancer Care on October 31, 1994. The sale price of the Auburn Regional Center for Cancer Care was approximately $1.3 million comprised of $400,000 in cash and the assumption of certain liabilities of the Center. The Company remains obligated on approximately $270,000 of capital leases as of December 31, 1996. The buyer has agreed to use its best efforts to have the Company released from these leases and has secured its obligations to the Company to perform on these leases through a pledge of certain assets in favor of the Company (see Note 3 and Note 13 of the Company's Consolidated Financial Statements incorporated herein by reference).

    On June 30, 1995, the Company completed the sale of substantially all of the assets of its remaining freestanding diagnostic imaging center, Airport Regional Imaging Center ("Airport Center"), located in Coraopolis, Pennsylvania for a total sale price of approximately $300,000, including cash and net trade receivables. Although the buyer assumed all future operating liabilities of the Airport Center, the Company remains obligated on approximately $600,000 of capital leases as of December 31, 1996. The buyer has agreed to use its best efforts to have the Company released from these leases and has secured its obligations to the Company to perform on these leases through a pledge of stock and certain assets in favor of the Company (see Note 3 and Note 13 of the Company's Consolidated Financial Statements incorporated herein by reference).

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

    Tractor Leases

    Prior to July 1, 1995, the Company subleased certain truck cabs from Shared Mobile Enterprises ("SME"), which, in turn, leased such truck cabs from an independent third party leasing company. Effective July 1, 1995, SME released the Company from its obligations under ten long-term subleases in exchange for the issuance to SME of 120,000 unregistered Common Shares valued at $3 per share, the weighted average closing price for the stock for the prior thirty trading days. The Company received an opinion from an independent financial advisor that the transaction was fair to the Company and its shareholders. At the same time, with the concurrence of the third party leasing company, the Company assumed SME's obligations under its original lease and modified that lease by (1) extending the lease term by one additional year and (2) adding one additional truck cab to the schedule of leased property with a corresponding increase in base rental payments. The $360,000

            --------

    value of the shares represents the present value of the excess of the sublease payments over the original lease payments. The Company has capitalized the $360,000 and is amortizing this prepaid rent over a period which approximates the lease term. SME was one hundred percent beneficially owned by certain officers/directors and a former director/consultant of the Company who own approximately 14% of the Company's outstanding Common Shares.

    Insurance

    SMT carries workers' compensation insurance, comprehensive and general liability coverage, business interruption insurance, and fire and allied perils coverage in amounts deemed adequate by management.

    While the Company's Mobile Units are at a customer's facility, they operate only under the direction of licensed physicians on the customer's staff who direct the procedures, supervise the Company's technologists and interpret the results of the examinations. The Company requires that the licensed physicians carry malpractice insurance to cover their individual practices. Currently, there are no known biological hazards associated with MRI. However, there is a risk of harm to a patient who has a ferrous material or a cardiac pacemaker within his or her body. Patients are carefully screened to safeguard against this risk. To protect against possible exposure for professional liability, the Company maintains a professional liability policy to cover all of its operations. There is no assurance that the insurance coverage maintained by the Company, now or in the future, will be adequate.

    Employees

    As of December 31, 1996, the Company had 96 full-time employees, including six executive personnel, six accounting, marketing, administrative and clerical personnel, seven managers, 59 imaging technologists and eighteen drivers. The Company also employs 21 part-time employees. None of the Company's employees are represented by labor organizations and the Company is not aware of any activity seeking such representations. The Company considers its relationships with its employees to be excellent.


    ITEM 2. PROPERTIES
            ----------

    The Company owns no real property and leases approximately 5,500 square feet of office space in Wexford, Pennsylvania. The lease for the Company's principal facility expires on April 30, 1999.

    ITEM 3. LEGAL MATTERS
            -------------

    The Company had been named as a defendant along with a hospital which contracts for the Company's MRI services, in a claim filed by a woman who alleged to have incurred partial paralysis as a result of being mishandled during an MRI procedure. The claim had been filed for $6.0 million in damages. This claim was settled by the Company's insurance company in November 1996 with no admission of liability by the Company and no financial effect to the Company.


    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

    There were no matters submitted to a vote of security holders during the three months ended December 31, 1996.

    Executive Officers of the Registrant

    The following persons are the current executive officers of the Company:

Name                                      Age               Position
----------------------------------------  ---  -----------------------------------

                     Jeff D. Bergman       42  President, Chief Executive Officer,
                                                Chairman of the Board & Director

                     Daniel Dickman        50  Executive Vice President, Chief
                                                Operating Officer, Secretary &
                                                Director

                     David Spindler        45  Senior Vice President of Clinical
                                                Operations & Marketing

                     David A. Zynn         33  Chief Financial Officer, Treasurer
                                                & Assistant Secretary


    Mr. Bergman has been Chief Executive Officer, Chairman of the Board, President and a Director of the Company since its formation in 1991 and held the same positions with the Company's predecessor since 1987. From 1979 to 1982, he was employed by BOC-AIRCO as a Marketing Representative for the Corporate Steel Division. In 1983, Mr. Bergman joined Mobile Diagnostech, Inc. ("MDI"), a provider of mobile CAT scanners and MRI equipment and as a developer and manager of fixed-site oncology centers. Mr. Bergman received his B.S.B.A. from Robert Morris College. In 1987, Mr. Bergman left MDI and formed the Company. Mr. Bergman is also an official in the National Football League. Mr. Bergman officiated Super Bowl XXXI in New Orleans, LA in January 1997.

    ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    (Continued)

    Mr. Dickman has been Executive Vice President, Chief Operating Officer, Secretary and a Director of the Company since 1991 and held the same positions with the Company's predecessor since 1988. From 1985 to 1987, Mr. Dickman was responsible for the management and day-to-day operations of Mobile Diagnostech, Inc.'s ("MDI") MRI equipment and CAT scanners. In 1987, Mr. Dickman joined the Company to manage the Company's equipment routes. He has over 12 years' experience in healthcare management consulting and systems design, and was formerly employed by Blue Cross of Western Pennsylvania as Manager of Hospital Consulting. Mr. Dickman received his B.S.B.A. from Notre Dame University and his M.B.A. from Gannon University.

    Mr. Spindler has been Vice President of Clinical Operations and Marketing for the Company since 1991 and held the same positions with the Company's predecessor since 1988. From 1979 to 1984, Mr. Spindler was a Sales Representative with BOC-AIRCO (a major supplier of cryogens for MRI systems). In 1984, he joined M.G. Industries where he was an Account Representative. In 1986, Mr. Spindler joined Helium Technologies where he was a Division Manager. Mr. Spindler received his B.S.B.A. from Slippery Rock University and his M.B.A. from Robert Morris College. Mr. Spindler is also a Captain in the United States Army Reserves.

    Mr. Zynn has been Chief Financial Officer, Treasurer and Assistant Secretary since September 1991. From January 1986 to December 1989 and August 1990 to August 1991, Mr. Zynn was employed by KPMG Peat Marwick LLP in several capacities, first as a staff accountant and finally as an audit manager and a national instructor of auditing and accounting. From January 1990 to August 1990, Mr. Zynn was employed by Black Box Incorporated as the Manager of Financial Reporting. Mr. Zynn is a certified public accountant and a member of the Healthcare Financial Management Association and American Management Association. Mr. Zynn received his B.S.B.A. from Indiana University of Pennsylvania.

                                    PART II

    ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               ---------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

    The following table sets forth the range of high and low prices of the Common Stock (SHED) and Warrants (SHEDW) from January 1, 1995 through December 31, 1996. On November 3, 1995 and November 16, 1995, respectively, the Company's Common Stock and Warrants began to trade on the NASDAQ National Market System. Prior to trading on the NASDAQ National Market System, the Company's Common Stock and Warrants traded on the NASDAQ Small Cap Market. For the period through January 1, 1995 through October 31, 1995, the table sets forth the range of high and low closing bid prices of the Common Stock and Warrants. For the period November 1, 1995 through December 31, 1996, the table sets forth the range of high and low trading prices of the Common Stock and Warrants. Such prices represent inter-dealer quotations, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                           COMMON STOCK AND WARRANTS

                                                      Common Stock  Warrants
                                                      ------------  --------
                                                          High        Low      High    Low
                                                      ------------  --------  ------  -----
                      Quarter ended March 31, 1995          3 1/16         2    9/16    3/8
                      Quarter ended June 30, 1995            3 7/8     2 5/8    7/16    1/4
                      Quarter ended Sept. 30, 1995           4 5/8     3 5/8   11/16   5/16
                      Quarter ended Dec. 31, 1995            4 7/8     3 7/8   23/32  15/32

                      Quarter ended March 31, 1996          4 9/16     3 3/4    7/16    1/4
                      Quarter ended June 30, 1996           10 3/4    4 1/16   3 7/8    3/8
                      Quarter ended Sept. 30, 1996           8 5/8     5 3/8   2 3/4  13/16
                      Quarter ended Dec. 31, 1996            8 5/8     6 5/8  2 1/16    7/8

    The Company has not paid out cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future on the Common Stock. Cash dividends, if any, which may be paid in the future to holders of the Common Stock will be payable when, if and as declared by the Board of Directors of the Company, based upon the Board's assessment of, among other things, the financial condition of the Company, its earnings, need for funds, capital requirements and other factors, including any applicable laws.

    The Company estimates that as of December 31, 1996 there were approximately 1,550 beneficial holders of the Common Stock.

    ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               --------------------------------------------------
               STOCKHOLDER MATTERS (continued)
               -------------------

    Recent Sales of Unregistered Securities
    ---------------------------------------

    As additional compensation in connection with the initial public offering, the Company granted to the Company's Initial Public Offering underwriter an option to purchase options which covered 120,000 units, each unit consisted of 1.05 shares of Common Stock and one Company Warrant to purchase 1.05 shares of Common Stock. The Option was exercisable until March 4, 1997 and entitled the underwriter to purchase each unit at an exercise price equal to $5.94, subject to adjustment in certain events. The underwriter subsequently transferred the Options to principles of the underwriter (Transferees), who exercised the Options during 1996 resulting in net proceeds to the Company of approximately $719,000. During August 1996, one of the Transferrees exercised 24,000 Warrants to purchase 25,200 shares of Common Stock of the Company resulting in additional proceeds to the Company of approximately $168,000.

    In February 1994, the Board of Directors granted additional vested options to purchase 42,000 shares of the Company's Common Stock at an exercise price of $1.78 per share, the fair market value of the Common Stock at the date of grant, to two non-management members of the Board of Directors. During June and September 1996, the two non-management members of the Board of Directors (one now a former director), exercised the 42,000 options and sold 42,000 shares of Common Stock received upon the option exercise. The Company realized net proceeds of approximately $75,000 from the exercise of the 42,000 options.

    On August 9, 1995, the Company adopted the 1995 Director Warrant Plan (the "Plan") pursuant to which eligible directors received unregistered warrants to purchase Common Stock (the "Directors' Warrants"). The Plan allows for issuance of warrants to purchase up to 700,000 shares of Common Stock.

    On August 9, 1995, warrants to purchase up to 500,000 shares of Common Stock at an initial exercise price of $3.875 (the closing price of the Company's stock on the date of issue) were issued to five directors pursuant to the Plan. Separately, unregistered warrants to purchase 114,500 shares of Common Stock at an initial exercise price of $4.01 were also issued to an outside director, who was also a consultant to the Company, who was ineligible to participate in the Plan.

    During May 1996, the outside director who was also a consultant to the Company exercised the 114,500 Warrants and sold 114,500 shares of Common Stock. The Company received cash proceeds of approximately $459,000 related to the exercise of such Warrants.

    During January 1997, the Company's three outside directors each exercised 25,000 Director Warrants and sold 26,750 shares of Common Stock (after adjustment for the January 1997 7% Common Stock dividend). The Company received cash proceeds of approximately $291,000 as a result of the exercise of the 75,000 Director Warrants.

    ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                --------------------------------------------------
                STOCKHOLDER MATTERS (Continued)
                -------------------

    Recent Sales of Unregistered Securities (continued)
    ---------------------------------------

    In October 1995, the Company signed an agreement retaining Commonwealth Associates ("Commonwealth") as its investment banking firm. Commonwealth, a New York-based investment banking firm specializing in serving the financial needs of emerging growth companies, had been engaged to assist the Company in establishing a long-term financial strategy and in evaluating possible transactions involving other mobile diagnostic providers. In addition to a cash retainer, the Company granted to Commonwealth 100,000 five-year Warrants to purchase the Company's Common Stock at $4.47, the closing bid price of the Common Stock on the day the Agreement was executed. The agreement with Commonwealth expired in April 1996. During July and October 1996, Commonwealth or a designated employee of Commonwealth exercised the 100,000 Warrants in a net transaction and the Company issued to Commonwealth or the designated employee an aggregate of 36,061 shares of Common Stock of the Company.

    All of the above Warrants, options and shares which were privately placed were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

The following table sets forth the consolidated financial data and operating information of the Company. The following data should be read in conjunction with the Company's Consolidated Financial Statements and accompanying footnotes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        Year Ended December 31,
                                   -----------------------------------------------------------------
                                      1996         1995          1994          1993         1992
                                   -----------  -----------  ------------  ------------  -----------
Consolidated Statement of
  Earnings Data:

  Revenues                         $19,212,353  $15,157,845  $13,282,185   $11,906,319   $ 8,735,137
  Depreciation and
     amortization                    4,724,909    3,679,246    3,163,606     2,755,824     2,070,095
  Interest                           2,041,247    1,757,551    1,637,556     1,715,529     1,567,712
  Write-down of leased
     medical equipment                      --           --           --       625,000            --
  Income (loss) from
     continuing operations
     before income taxes             3,588,861    1,851,217      635,758      (105,217)      211,288
  Income (loss) attributable
     to Common Stockholders
     from continuing operations      2,410,861    1,373,217      542,258       (93,067)      198,486
  Net income (loss) from
     continuing operations per
     Common Share (1)                     $.61         $.46         $.20    ($     .04)         $.08

 Weighted average
     Common Shares
     outstanding (1)                 3,232,505    2,770,230    2,705,388     2,641,188     2,258,128


                                                             December 31,
                                  -----------------------------------------------------------------
                                      1996          1995         1994         1993          1992
                                  ------------  -----------  -----------  -----------   -----------

Consolidated Balance
  Sheet Data:
  Working capital
    (deficit)                      $   587,040  $   405,349 ($   251,536) ($   421,086)  $ 1,956,009
  Total assets                      39,497,563   23,347,805   20,622,953    18,391,871    18,739,079
  Long-term debt and
    capital lease
    obligations less
    current portion                 20,859,964   12,709,905   12,618,013    11,077,532     9,477,846
  Minority interests                        --           --      145,188       165,356       122,435
  Stockholders' equity (2)          11,399,543    5,401,653    3,653,312     3,243,054     5,553,613

(1) Weighted average shares outstanding for 1996 and 1995 have been calculated using the Modified Treasury Stock Method. Weighted average Common Shares outstanding for all periods presented have been adjusted to reflect a 1995 5% Common Stock dividend and a 7% Common Stock dividend paid January 1997 (See Note 2 and Note 12 to the Company's Consolidated Financial Statements included in
Item 8, which information is incorporated herein by reference).

(2) During the periods presented, the Company did not pay any cash dividends on its Common Stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Any statements released by the Company that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including economic, competitive, governmental, technological and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

The following table sets forth, for the period indicated, the percentages which the items in the Statement of Earnings bear to revenue and the dollar increase (decrease) of such items as compared to the prior year.

                                                              Percentage of Revenue                 Increase (Decrease)
                                                              -----------------------               -------------------
                                                              Year Ended December 31,
                                                              -----------------------
                                                                                                1996              1995
                                                                                               Versus            Versus
                                                   1996            1995        1994             1995               1994
                                             -----------------  ----------  -----------  -------------------  ---------------

Revenues                                          100%                100%         100%          $4,055,000       $1,876,000
                                                 ----                ----         ----           ----------       ----------
Costs & expenses:
                 Operating                         33%                 36%          44%             884,000         (496,000)
                 Depreciation and
                   amortization                    24%                 24%          24%           1,046,000          516,000
                 S, G & A                          15%                 16%          14%             405,000          578,000
                 Interest                          11%                 12%          13%             284,000          120,000
                 Other                         (   2%)                 --           --         (    300,000)              --
                                                 ----                ----         ----           ----------       ----------

Total costs & expenses                             81%                 88%          95%           2,319,000          718,000
                                                 ----                ----         ----           ----------       ----------

Income from continuing
                 operations before taxes,
                 minority interests and
                 gain on sale                      19%                 12%           5%           1,736,000        1,158,000

Minority interests                                 --                  --           --        (      50,000)       (   9,000)
                                                 ----                ----         ----           ----------       ----------

Income from continuing
                 operations before taxes
                 and gain on sale                  19%                 12%           5%           1,786,000        1,167,000

Gain on sale of partnership
                 interests                         --                  --           --        (      48,000)          48,000
                                                 ----                ----         ----           ----------       ----------

Income from continuing
                 operations before
                 income taxes                      19%                 12%           5%           1,738,000        1,215,000

Income taxes                                        6%                  3%           1%             700,000          384,000
                                                 ----                ----         ----           ----------       ----------

Income from continuing
                 operations                        13%                  9%           4%           1,038,000          831,000

Discontinued operations, net                       --                  --        (   1%)                 --          132,000
                                                 ----                ----         ----           ----------       ----------

    Net income                                     13%                  9%           3%          $1,038,000       $  963,000
                                                 ====                ====         ====           ==========       ==========

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    1996 Versus 1995
    ----------------

    The Company achieved a considerable increase in profitability during 1996. Net income during 1996 increased $1,038,000, or 76%, to $2,411,000 (or $.61 per share) from $1,373,000 (or $.46 per share) during 1995 (see Note 2 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference, for a discussion of the Modified Treasury Stock Method of computing earnings per share). The earnings per share data for both periods has been adjusted to reflect the 7% Common Stock dividend paid January 14, 1997 to all shareholders of record on January 10, 1997 (See Note 12 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference). The increase in profitability is principally due to increased revenues attributed to new units placed into service in late 1995, seven additional units placed into service throughout 1996, the upgrade of four units to newer technology in 1996, as well as increased utilization of the Company's mobile MRI units. Lower financing costs and higher down payments on new and upgraded mobile MRI units have also contributed to the increased profitability during 1996. The Company operated an average of approximately 14 units during 1996.

    Revenues during 1996 increased $4,055,000, or 27%, to $19,212,000 compared to $15,158,000 in 1995. Excluding 1995 revenues of approximately $548,000 related to the Company's cardiac partnerships, which were sold on June 30, 1995, mobile MRI revenues increased approximately 32%. This increase in revenue was primarily attributed to the aforementioned new units placed into service during late 1995, the seven additional units placed into service during 1996, the upgrade of four units to newer technology in 1996 and the increased utilization of the Company's existing mobile MRI units. Revenues derived from hospitals which the Company serviced in both comparable periods increased approximately 13% in 1996 compared to 1995 primarily as a result of increased MRI procedures. During 1996, the Company performed 45,185 MRI scans, representing an increase of 12,103 scans, or 37%, over the 33,082 MRI scans during 1995. Average scans per day per unit increased .5 to 10.9 scans per day during 1996 compared to 10.4 during 1995. The average fee per scan for 1996 approximated $408 for 1996 versus $435 for 1995. The $27, or 6% decrease in average fee per scan primarily related to discounted fees provided to customers based upon higher scan volumes.

    Operating expenses increased $884,000, or 16%, to $6,280,000 during 1996 compared to $5,396,000 in 1995. Excluding approximately $179,000 of operating expenses associated with the cardiac partnerships which were sold on June 30, 1995, mobile MRI operating expenses increased $1,063,000 primarily due to approximately $1,350,000 of operating expenses associated with the Company's new units purchased in late 1995 and the seven units added during 1996, partially offset by a decrease of approximately $287,000, or 6%, in operating expenses of units in operation for both comparable periods. This 6% decrease is primarily a result of $141,000 savings on state sales tax on certain units, $122,000 savings on lower maintenance and cryogen contracts, $64,000 savings on

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    1996 Versus 1995 (continued)
    ----------------

    the rental of tractors used to transport the MRI units and $42,000 savings on general repairs and maintenance costs, partially offset by higher payroll costs for operating personnel. Operating expenses per scan decreased $24, or 15%, to approximately $139 compared to $163 per scan during 1995.

    Depreciation and amortization expenses increased $1,046,000, or 28%, in 1996 to $4,725,000 from $3,679,000 in 1995. This increase was primarily due to depreciation expense associated with the Company's new units purchased during late 1995, the seven additional units placed into service in 1996, as well as the four units upgraded during 1996.

    Selling, general and administrative costs for 1996 increased $405,000 to $2,877,000, or 15% of revenues, compared to $2,472,000, or 16% of revenues in 1995. The increase is primarily due to an approximate $200,000 increase in executive compensation and costs related to the Company's management bonus plan. The remaining increase is due to higher corporate expenses such as travel, insurance and costs associated with the Company's Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accreditation.

    Interest expense for 1996 increased $284,000 to $2,041,000 from $1,758,000 in 1995, primarily as a result of the new units purchased during late 1995, the seven additional units placed into service in 1996 as well as the four units upgraded during 1996. However, interest expense decreased as a percentage of revenue to 11% in 1996 compared to 12% of revenue in 1995. This decrease as a percentage of revenue is primarily due to higher down payments on new and upgraded mobile MRI units as well as more favorable lease terms obtained on unit financings and refinancings during 1995 and 1996.

    Other expense in 1996 reflects a $300,000 net state sales tax refund. The refund is the result of sales tax paid to a certain state over a period of time which the Company determined (by obtaining a private letter ruling from the state) was actually exempt from such tax. The Company obtained formal notice of the refund in September 1996 and received the cash refund in January 1997.

    The Company reported net income of $2,411,000, or $.61 per share, in 1996 versus $1,373,000, or $.46 per share, in 1995. Income tax expense for 1996 was $1,178,000, an effective tax rate of approximately 33%, as compared to income tax expense of $478,000, an effective tax rate of approximately 26%, for 1995. Income tax expense for 1996 reflects a net $105,000 deferred tax benefit resulting from an adjustment to the Company's federal net operating loss carryforward (see Note 4 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference). Excluding the $105,000 tax adjustment, the Company's effective tax rate for 1996 approximated 36%. The increase in income tax expense reflects the significant increase in profitability of the Company during 1996.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    1995 Versus 1994
    ----------------

    The Company realized a significant increase in profitability during 1995. Net income during 1995 increased $963,000, or 235%, to $1,373,000 (or $.46 per share) from $410,000 (or $.15 per share) during 1994.  (Please refer to
    Note 2 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference, for a discussion of the Modified Treasury Stock Method of computing earnings per share). The earnings per share data for both periods has been adjusted to reflect the 7% Common Stock dividend paid January 14, 1997 to all shareholders of record on January 10, 1997 (See Note 12 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference). The increase in profitability is primarily due to increased revenues, lower costs due to increased utilization of the Company's units, the impact of a cost reduction program begun in 1994 and lower financing costs.

    Revenues during 1995 increased $1,876,000, or 14%, to $15,158,000 in comparison to $13,282,000 in 1994. Revenues, excluding $548,000 and $1,018,000 for 1995 and 1994, respectively, related to the Cardiac and Nuclear SPECT partnerships which the Company sold on June 30, 1995 (see Note 14 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference), increased 19% from 1994 to 1995. This increase is primarily due to increased utilization of the Company's MRI units. Revenues of existing units increased approximately 8% in 1995 compared to 1994. Further, the Company operated an average of ten units during 1995 versus nine units in 1994. During 1995, the Company performed 33,082 MRI scans, representing an increase of 7,587 scans, or 30%, over the 25,495 scans performed during 1994. Average scans per day averaged
    10.4 during 1995 compared to approximately 9.0 scans per day during 1994. The average fee per scan for 1995 approximated $435 versus $476 per scan during 1994. The $41, or 9% decrease in average fee per scan is primarily due to discounted fees provided to customers based upon higher scan volumes.

    Operating expenses during 1995 decreased $496,000, or 8%, to $5,396,000 compared to $5,892,000 in 1994. This decrease was primarily due to various cost containment measures implemented during late 1994 and early 1995, as well as the purchase and upgrade during November 1994 of a Mobile Unit which had previously been leased on an annual basis by the Company pursuant to an operating lease (accordingly, its lease payment was treated entirely as an operating expense). As a result of the purchase and upgrade, the lease costs were treated as depreciation and interest expenses. Operating expenses of existing units decreased approximately 2% in 1995 compared to 1994, excluding the aforementioned lease adjustment. During 1994 and early 1995, the Company renegotiated its mobile unit maintenance contracts, property insurance rates and several other major operating expenditures resulting in annual cost savings of approximately $250,000. Operating expense per unit decreased $68, or 29%, to $163 from $231 per scan during 1994.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    1995 Versus 1994 (continued)
    ----------------

    Depreciation and amortization expense increased $516,000, or 16%, to $3,679,000 in 1995 from $3,164,000 in 1994. The increase was primarily due to higher depreciation expense associated with the Company's new units purchased in February and September of 1995 as well as its upgraded and refinanced units.

    Selling, general and administrative costs for 1995 increased $578,000 to $2,472,000, or 16% of revenues, compared to $1,894,000, or 14% of revenues for 1994. The increase was primarily due to increased marketing expenses, increases in professional expenses related to the Company's shareholder rights plan and various securities filings and increased compensation costs related to the Company's management bonus plan.

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

    Income tax expense for 1995 was $478,000 as compared to income tax expense of $94,000 for 1994. This increase reflects the significant increase in profitability of the Company during 1995 (see Note 4 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference).


    Liquidity and Capital Resources
    -------------------------------

    During 1996, the Company's cash provided by operations was $7,441,000 as compared to $5,541,000 during 1995. This increase of $1,900,000 is primarily due to approximately $2,084,000 of increased income before depreciation and amortization and $1,288,000 of deferred income tax expense, partially offset by a $545,000 increase in accounts and notes receivable and a $471,000 increase in other current assets. The increase in other current assets is primarily due to a sales tax refund receivable which was collected in January 1997.

    The Company used cash in investing activities during 1996 of $2,567,000, primarily related to down payments and deposits on the purchase of new MRI units totaling approximately $2,977,000 as well as the purchase of a mobile MRI company in March 1996 for approximately $643,000 (see Note 16 of the Company's Consolidated Financial Statements included in Item 8, which information is incorporated herein by reference) partially offset by a reduction of $1,200,000 in the amount of restricted cash related to equipment financing.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    Liquidity and Capital Resources (continued)
    -------------------------------

    The Company used cash in financing activities during 1996 of approximately $2,573,000 primarily related to $4,800,000 of principal payments under loan agreements and capital leases partially offset by approximately $2,227,000 received upon exercise of stock options and warrants during 1996. The Company experienced a net increase in unrestricted cash and cash equivalents of approximately $2,302,000 during 1996 and maintained an unrestricted cash balance at December 31, 1996 of approximately $4,643,000. The Company also maintained a restricted cash balance of $400,000 at December 31, 1996.

    The Company's trade accounts receivable balance increased by $667,000 to $1,726,000 at December 31, 1996, primarily due to higher service revenues during the fourth quarter of 1996. In the experience of the Company, average accounts receivable collections typically do not exceed 40 days, as there are no billings subject to traditional third-party payors, and the accounts receivable balance turned over approximately fourteen times during 1996. Approximately 29% of the Company's billings and collections are processed through Hospital Shared Services ("HSS"), a representative of certain hospitals. As a fee for these services, HSS retains approximately 2.5% of gross billings to these hospitals and the Company records the service revenues and related receivables net of such fees.

    At December 31, 1996, the Company had a working capital surplus of $587,000. In addition, the Company's cash flow from operations totaled $7,441,000 for 1996 and the Company continues a positive cash flow. Further, $6,350,000 of the $7,238,000 of current liabilities relate to the current portion of capital leases and long-term debt which will be due over the next twelve months, as opposed to current assets of $7,825,000 which are highly liquid and turn over frequently. The Company has been able to meet all past debt service obligations, currently is able to meet all such obligations, and anticipates it will continue to meet such obligations. As in the past, management anticipates that such obligations will be funded by the revenues generated by the Mobile Units.

    To date, the Company has financed its equipment acquisitions and working capital requirements with loans and leases, from internal cash flow and capital contributions. As of December 31, 1996, the Company was a party to leases and loans covering all of its mobile MRI units. The aggregate outstanding principal balance of all such leases and loans was approximately $27,210,000 at December 31, 1996.

    The Company's mobile MRI operation grew at a record pace during 1996. In 1994, healthcare costs came under great scrutiny and the healthcare market forces began their own healthcare reform. This reform continues, and mobile diagnostic imaging has benefited from such market reform of the healthcare system as shared equipment is a key to containing healthcare costs while still delivering advanced and cost effective medical technology. As hospitals continue to look for ways to reduce

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    Liquidity and Capital Resources (continued)
    -------------------------------

    capital expenditures and contain costs, SMT and shared mobile diagnostic imaging units/systems allow hospitals to add or increase the range of quality, state-of-the-art diagnostic services with no capital expenditure by providing an outsourcing alternative. Further, many states, including those in which the Company operates, have strengthened their Certificate of Need ("CON") review systems, whereby healthcare providers must justify a need in a community before the state will permit capital expenditures for medical equipment. As a result of CON review systems, hospitals and other healthcare providers are less able to install fixed site facilities thus providing an opportunity for mobile suppliers whose equipment will be shared among many hospitals.

    The Company upgraded one of its .5 Tesla Signa units to a 1.0 Tesla Horizon unit. The new unit was financed at a net total cost of approximately $2.0 million and was delivered in late February 1996. The Company financed the purchase of this new unit with a 60 month dollar-out lease requiring monthly payments of approximately $44,000.

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

    In April 1996, the Company upgraded one of the units purchased from the Seller to a Siemens 1.0 Tesla Impact unit with a net total cost of approximately $1.9 million. The Company financed this new unit with a 60 month loan requiring monthly payments of approximately $43,000.

    In June 1996, the Company upgraded one of its .5 Tesla Signas to a Siemens
    1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $2.0 million with a 60 month dollar-out lease requiring monthly payments of approximately $43,000.

    The Company in May 1996 signed an agreement with Siemens Medical Systems to upgrade the second unit purchased from the Seller and to purchase a new unit during the fourth quarter of 1996. Delivery of the upgraded unit occurred in July 1996 and is currently contracted to provide temporary interim services to hospitals through July 1997. The new unit was delivered and began operation on October 1, 1996. The upgrades net cost approximated $1.9 million and the Company financed approximately $1.7 million with a 60 month finance agreement requiring monthly payments of

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    Liquidity and Capital Resources (continued)
    -------------------------------

    approximately $36,000. The Company's new unit cost approximately $1.9 million and the Company financed approximately $1.7 million requiring a monthly payment of approximately $37,000.

    During September 1996, the Company upgraded an older unit to a new Siemens
    1.0 Tesla Impact. The cost of this new unit approximated $1.9 million which was financed with a 60 month loan requiring monthly payments of approximately $39,000.

    The Company purchased and took delivery of two new GE 1.0 Tesla Horizon units in mid-to-late September 1996. These units were purchased at a cost of approximately $1.8 million each and the Company financed approximately $1.6 million and $1.5 million with 60 month finance agreements requiring monthly payments of approximately $34,000 and $32,000, respectively.

    The Company completed a previously negotiated upgrade of a .5 Tesla Signa to a 1.0 Tesla Horizon in November 1996. The new unit was financed at a net cost of approximately $1.5 million with a 60 month finance agreement requiring monthly payments of approximately $32,000.

    On November 1, 1996, the Company purchased a mobile MRI unit from Palmetto Community Health Network (the "Network") for approximately $390,000 and signed new service contracts with six South Carolina hospitals which are members of the Network. The Company began servicing the new hospitals immediately with the MRI unit purchased from the Network and subsequently upgraded the purchased unit to a new 1.0 Tesla Horizon in December 1996. The upgraded unit was financed at a net cost of approximately $1.4 million with a 60 month finance agreement requiring monthly payments of approximately $30,000. This new unit represents the Company's eighteenth mobile MRI unit and the seventh new unit acquired during 1996.

    The Company has outstanding a letter-of-credit totaling $400,000 related to equipment financing at a freestanding diagnostic imaging center which it sold in June 1995 and on which it remains obligated (see Note 3 and Note 10 of the Company's Consolidated Financial Statements incorporated herein by reference).

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

    During 1996, the Company signed long-term contracts with approximately 22 new customers and extended for an additional two to three years approximately 27 existing customer contracts. As of December 31, 1996, the Company serviced approximately 75 total customers.

    At December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $8.2 million and $10.1 million, respectively, which are available to offset future federal and state taxable income through 2010 and 1999, respectively (See Note 4 of the Company's Consolidated Financial Statements).

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

    On January 14, 1997, the Company paid a 7% Common Stock dividend to all shareholders of record on January 10, 1997 (See Note 12 of the Company's Consolidated Financial Statements incorporated herein by reference).

    The Company received Accreditation with Commendation from the Joint Commission for the Accreditation of Healthcare Organizations ("JCAHO") in January 1997.

    During January through March 4, 1997, approximately 1,677,000 Warrants were exercised and the Company issued approximately 1,882,000 shares of its Common Stock. The Company received net cash proceeds of approximately $11.7 million as a result of such Warrant exercises (See Note 18 of the Company's Consolidated Financial Statements incorporated herein by reference).

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------

    Liquidity and Capital Resources (continued)
    -------------------------------

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In summary, SFAS 125, as amended by SFAS 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective beginning January 1, 1997 with certain provisions delayed to January 1, 1998 as a result of SFAS 127. Earlier or retroactive application is not permitted. The Company does not anticipate a material impact resulting from adoption of these pronouncements.

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

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                   SMT Health Services Inc. and Subsidiaries



    Independent Auditors' Report of KPMG Peat Marwick LLP .................. 33


    Consolidated Balance Sheets as of December 31, 1996 and 1995............ 34


    Consolidated Statements of Earnings for the years ended
       December 31, 1996, 1995 and 1994 .................................... 36


    Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994 .................................... 38


    Consolidated Statements of Changes in Stockholders' Equity for
       the years ended December 31, 1996, 1995 and 1994 .................... 40


    Notes to Consolidated Financial Statements.............................. 41

                          Independent Auditors' Report



    The Board of Directors and Stockholders
    SMT Health Services Inc.:



    We have audited the accompanying consolidated balance sheets of SMT Health Services Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as of and for the years ended December 31, 1996, 1995 and 1994, as listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMT Health Services Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



    KPMG Peat Marwick LLP
    Pittsburgh, Pennsylvania
    January 31, 1997, except as to Note 18 which is as of March 4, 1997

                   SMT Health Services Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                     December 31,
                                                               ------------------------
                                                                  1996          1995
                                                               -----------  ------------
ASSETS
-----

CURRENT ASSETS:
 Cash and cash equivalents - unrestricted                      $ 4,643,158  $ 2,341,519
 Cash and cash equivalents - restricted (Note 10)                  400,000    1,600,000
 Accounts receivable - no allowance for doubtful accounts        1,726,442    1,059,567
 Notes receivable - current portion                                 52,240       47,760
 Receivable from the sale of leases secured by equipment -
  current portion (Note 3)                                         387,999      342,789
 Other current assets                                              615,257      249,961
                                                               -----------  -----------

   Total current assets                                          7,825,096    5,641,596
                                                               ----------- -------------

PROPERTY AND EQUIPMENT:
 Equipment                                                         200,709      174,556
 Furniture and fixtures                                             43,055       59,712
 Vehicles                                                          162,915      125,103
 Leasehold improvements                                             28,495       27,915
 Leased medical equipment                                       35,932,207   22,167,551
                                                               -----------  -----------

   Total property and equipment                                 36,367,381   22,554,837

 Less accumulated depreciation and amortization                 (6,734,353)  (6,613,759)
                                                               -----------  -----------

   Property and equipment, net                                  29,633,028   15,941,078
                                                               -----------  -----------

OTHER ASSETS:
 Notes receivable - noncurrent                                          --       52,240
 Receivable from the sale of leases secured by equipment -
   noncurrent (Note 3)                                             490,591      878,590
 Contract and license acquisition costs, net of accumulated
   amortization of $889,000 and $788,000, respectively             631,933      109,260
 Deposits and other assets                                         594,915      506,041
 Deferred income taxes, net of valuation allowance
   of $103,000 at December 31, 1995 (Note 4)                       322,000      219,000
                                                               -----------  -----------

   Total other assets                                            2,039,439    1,765,131
                                                               -----------  -----------

TOTAL ASSETS                                                   $39,497,563  $23,347,805
                                                               ===========  ===========




                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries


                                                                       December 31,
                                                                ------------------------
                                                                    1996        1995
                                                                ----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                               $  363,682     $   270,277
 Accrued wages and related taxes                                   111,664          57,823
 Current portion of long-term debt and capital
  lease obligations                                              6,349,962       4,380,930
 Other current liabilities                                         412,748         527,217
                                                               -----------     -----------

  Total current liabilities                                      7,238,056       5,236,247
                                                               -----------     -----------

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS - less current portion                             20,859,964      12,709,905
                                                               -----------     -----------

  Total liabilities                                             28,098,020      17,946,152
                                                               -----------     -----------

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value; authorized
  10,000,000 shares; issued and outstanding
  3,695,030 and 2,654,400, respectively                             36,950          26,544
 Cumulative Convertible Preferred Stock;
  $0.01 par value; authorized 994,600 shares;
  no shares issued and outstanding                                      --              --
 Additional paid-in capital (Note 5)                            12,081,614       6,636,070
 Retained earnings/(accumulated deficit)                          (719,021)     (1,260,961)
                                                               -----------     -----------

   Total Stockholders' equity                                   11,399,543       5,401,653
                                                               -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                        $39,497,563     $23,347,805
                                                               ===========     ===========




                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                      Consolidated Statements of Earnings


                                                             Year Ended December 31,
                                                 -----------------------------------------------
                                                      1996            1995            1994
                                                 ---------------  ------------  ----------------

REVENUES:
  Service revenue                                   $19,021,954   $15,020,428       $13,235,019
  Interest income                                       190,399       137,417            47,166
                                                    -----------   -----------       -----------

    Total revenues                                   19,212,353    15,157,845        13,282,185
                                                    -----------   -----------       -----------

COSTS AND EXPENSES:
  Operating expenses - third parties                  6,279,915     5,216,121         5,054,997
  Operating expenses - lease expenses -
     related parties                                         --       180,000           837,000
  Depreciation and amortization                       4,724,909     3,679,246         3,163,606
  Selling, general and administrative                 2,877,421     2,472,023         1,894,037
  Interest - third parties                            2,005,429     1,671,013           239,193
  Interest - related parties                             35,818        86,538         1,398,363
  Other (Note 17)                                      (300,000)           --                --
                                                    -----------   -----------       -----------

    Total costs and expenses                         15,623,492    13,304,941        12,587,196
                                                    -----------   -----------       -----------

Income from continuing operations before
  income taxes, minority interests and gain
  on sale                                             3,588,861     1,852,904           694,989

Minority interests in earnings of
  subsidiaries (Note 14)                                     --        49,906            59,231
                                                    -----------   -----------       -----------

Income from continuing operations before
  income taxes and gain on sale                       3,588,861     1,802,998           635,758

Gain on sale of partnership interests                        --        48,219                --
                                                    -----------   -----------       -----------

Income from continuing operations
  before income taxes                                 3,588,861     1,851,217           635,758

Income taxes (Note 4)                                 1,178,000       478,000            93,500
                                                    -----------   -----------       -----------

Net income from continuing operations                 2,410,861     1,373,217           542,258
                                                    -----------   -----------       -----------

Discontinued operations:
 Loss on disposal of discontinued operations,
   net of tax benefit of $102,000 and $68,000
   in 1995 and 1994, respectively                            --      (198,000)         (132,000)
 Extraordinary item, debt forgiveness, net of
   income tax expense of $102,000                            --       198,000                --
                                                    -----------   -----------       -----------
                                                             --            --          (132,000)
                                                    -----------   -----------       -----------

 Net income                                         $ 2,410,861   $ 1,373,217       $   410,258
                                                    ===========   ===========       ===========

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries



                                                       Year Ended December 31,
                                                     ---------------------------
                                                      1996    1995   1994
                                                     -----   ------ -----
                                                                    C>

Earnings (Loss) per Common
  Share (Note 2):

Primary:
       Continuing operations                          $ .61  $ .46   $  .20
       Discontinued operations                           --     --     (.05)
                                                      -----  -----   ------

       Earnings Per Common Share                      $ .61  $ .46   $  .15
                                                      =====  =====   ======

Fully Diluted:
       Continuing operations                          $ .59  $ .46   $  .20
       Discontinued operations                           --     --     (.05)
                                                      -----  -----   ------

Earnings Per Common Share                             $ .59  $ .46   $  .15
                                                      =====  =====   ======




                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                              Year Ended December 31,
                                                        ---------------------------------------
                                                           1996        1995           1994
                                                        ----------  ----------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from continuing operations                  $2,410,861   $ 1,373,217    $    542,258
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
  Depreciation and amortization                          4,724,909     3,679,246       3,163,606
  Negative amortization on capital lease obligations            --         5,521          51,017
  Minority interests in subsidiaries                            --        49,906          59,231
  Deferred income tax expense                            1,288,000       288,000          48,500
  Gain on sale of partnership interests                         --       (48,219)             --
  Other                                                         --        10,467         110,658
 Changes in assets and liabilities of continuing
   operations:
  Accounts and notes receivable                           (544,660)       17,705         143,231
  Other current assets                                    (470,751)       12,182         (72,347)
  Accounts payable and other                               (21,064)      143,049         (14,348)
  Accrued wages and related taxes                           53,841        10,134           8,073
                                                        ----------   -----------    ------------
NET CASH PROVIDED BY CONTINUING
 OPERATING ACTIVITIES                                    7,441,136     5,541,208       4,039,879
                                                        ----------   -----------    ------------

NET CASH USED IN DISCONTINUED
 OPERATING ACTIVITIES                                           --       (64,264)       (410,108)
                                                        ----------   -----------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                7,441,136     5,476,944       3,629,771
                                                        ----------   -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                  (2,977,334)     (269,354)       (234,833)
 Payment for purchase of acquired entities,
  net of cash acquired                                    (642,840)           --         (44,000)
 Net change in cash restricted for equipment
  financing purposes                                     1,200,000    (1,131,500)       (270,000)
 Net cash received for sale of partnership interests            --       122,854              --
 Net cash received for sale of discontinued entities            --       110,000         380,183
 Other                                                    (146,472)     (212,409)        (92,496)
                                                        ----------   -----------    ------------

NET CASH USED IN INVESTING ACTIVITIES                   (2,566,646)   (1,380,409)       (261,146)
                                                        ----------   -----------    ------------




                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries


                                                                                        Year Ended December 31,
                                                                               ------------------------------------------
                                                                                  1996            1995          1994
                                                                               ----------      ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under long-term debt and capital leases:
   Continuing operations:
     Third parties                                                              (4,735,551)    (3,241,524)     (633,485)
     Related parties                                                               (64,329)      (329,627)   (2,593,808)
   Discontinued operations:
     Third parties                                                                      --             --      (254,612)
     Related parties                                                                    --         (27,807)    (182,918)
 Issuance of Common Stock from exercise of stock
   options and warrants                                                          2,227,029              --           --
 Other                                                                                  --          (4,562)     116,505
                                                                                ----------    ------------   ----------

NET CASH USED IN FINANCING ACTIVITIES                                           (2,572,851)    (3,603,520)   (3,548,318)
                                                                                ----------    ------------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                    2,301,639        493,015      (179,693)

CASH AND CASH EQUIVALENTS - (unrestricted) -
 Beginning of year                                                               2,341,519      1,848,504     2,028,197
                                                                                ----------    ------------   ----------

CASH AND CASH EQUIVALENTS - (unrestricted) -
 End of year                                                                    $4,643,158     $2,341,519   $ 1,848,504
                                                                                ==========     ==========   ===========




                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 1994, 1995 and 1996




                                                                                                            Retained
                                               Common Stock             Preferred Stock      Additional     Earnings/      Total
                                      -----------------------------  ---------------------     Paid-In    (Accumulated Stockholders'
                                         Shares         Amount       Shares      Amount        Capital       Deficit)      Equity
                                      ------------  ---------------  -------  ------------  -------------  ------------  -----------


BALANCES - December 31, 1994             2,408,000          $24,080       --            --    $ 5,940,858  ($2,311,626)  $ 3,653,312


 Stock Dividend (Note 12)                  120,400            1,204       --            --        321,348     (322,552)           --

 Issuance of Common Stock (Note 9)         120,000            1,200       --            --        358,800           --       360,000

 Exercise of Stock Options                   6,000               60       --            --         15,064           --        15,124

 Net Income                                     --               --       --            --             --    1,373,217     1,373,217
                                         ---------          -------  -------  ------------    -----------  -----------   -----------


BALANCES - December 31, 1995             2,654,400           26,544       --            --      6,636,070   (1,260,961)    5,401,653


 Exercise of Stock Options and
  Warrants (Notes 5 and 7)                 793,500            7,935       --            --      2,219,094           --     2,227,029

 Tax Adjustment Regarding Stock
  Option and Warrant Exercises
  (Notes 4, 5 and 7)                            --               --       --            --      1,360,000           --     1,360,000

 Stock Dividend (Note 12)                  247,130            2,471       --            --      1,866,450   (1,868,921)           --

 Net Income                                     --               --       --            --             --    2,410,861     2,410,861
                                         ---------          -------  -------  ------------    -----------  -----------   -----------

BALANCES - December 31, 1996             3,695,030          $36,950       --   $        --    $12,081,614   ($ 719,021)  $11,399,543
                                         =========          =======  =======  ============    ===========   ==========   ===========





                See Notes to Consolidated Financial Statements.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

    Note 1.  ORGANIZATION
             ------------

    SMT Health Services Inc. and its wholly-owned subsidiaries (the "Company") are engaged primarily in providing medical diagnostic imaging services to hospitals, physicians and patients. The Company, through its subsidiaries, operates eighteen mobile Magnetic Resonance Imaging (MRI) Units ("MRI Units") in Pennsylvania, West Virginia, North Carolina, Virginia, South Carolina, Kentucky and Ohio. The Company began operation of seven new MRI units during 1996, including four MRI units which began operations during the last four months of the year.

    The Company's Common Stock and Warrants (Note 18) trade on the National Association of Securities Dealers, Inc. Automated Quotations Systems (NASDAQ) National Market System under the symbols "SHED" and "SHEDW", respectively.


    Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             ------------------------------------------

      Consolidation Policy:  The consolidated financial statements include the
      --------------------
    accounts   of SMT Health Services Inc. and its wholly owned subsidiaries.
    All significant intercompany balances and transactions have been eliminated.

      Revenue Recognition:  Revenue from diagnostic imaging services is
      -------------------
    recognized as patient services are performed.

      Service Agreements:  The Company provides services directly to hospitals
      ------------------
    under   Mobile MRI Service Agreements which expire at various times between
    1997 and 2002 and accordingly, bills and collects the fees for such services directly from the hospitals. Approximately 29% of the Company's billings and collections under these service contracts are processed through Hospital Shared Services (HSS), a representative of certain hospitals. As a fee for these services, HSS retains approximately 2.5% of gross billings to these hospitals and, accordingly, the Company records related revenues on a net basis. Such fees totaled approximately $150,000, $146,000 and $120,000 for 1996, 1995 and 1994, respectively.

      Cash and Cash Equivalents:  Cash equivalents include highly-liquid
      --------------------------
    investments with original maturities of ninety days or less.

      Property and Equipment:  Property and equipment are stated at cost
      -----------------------
    and are   depreciated using the straight-line method over the estimated useful lives of the related assets, which is generally five years. Leased medical equipment is being amortized to its estimated residual value using the straight-line method over the lease or finance term of generally five years.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
             ------------------------------------------

    Contract and License Acquisition Costs:  Contract acquisition costs
    ---------------------------------------
    primarily represent the value of mobile service contracts acquired relating to the purchase of VA-MRI in November 1994 (Note 9) and are being amortized over an approximate four-year period which approximates the lives of the contracts.

    License acquisition costs represent the value of Certificate of Need licenses acquired in March 1996 (Note 16) and are being amortized over a ten year period.

    Income Taxes:  The Company files a consolidated federal income tax return.
    -------------
    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Net Earnings Per Common and Common Share Equivalent:  The net earnings
    ---------------------------------------------------
    per common and common share equivalent are calculated using the weighted average common and common share equivalents outstanding during the year, except where anti-dilutive. Common share equivalents include shares issuable upon the exercise of stock options, rights and warrants less the number of shares assumed purchased with the proceeds available from the assumed exercise of the options, rights and warrants.

    The Treasury Stock Method of reflecting the use of proceeds from options and warrants may not adequately reflect potential dilution if options and warrants to acquire a substantial number of Common Shares (greater than 20% of the number of Common Shares outstanding for the period for which the computation is being made) are outstanding. In such instances, the Modified Treasury Stock Method must be utilized.

    The Company's options and warrants to acquire Common Shares exceeded 20% of the number of Common Shares outstanding for 1996 and 1995 and accordingly, the Treasury Stock Method has been modified in determining the dilutive effect of the options and warrants on earnings per share data for those years.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
             ------------------------------------------

    For purposes of the earnings per share calculation, the Modified Treasury Stock Method resulted in adjusted net income for the year ended 1996 of approximately $3,435,000 and adjusted shares outstanding of 5,668,000, resulting in earnings per Common Share of $.61 for the year ended December 31, 1996 after giving effect to a seven percent (7%) Common Stock dividend paid to shareholders in January 1997 (Note 12). Actual net income for the year ended December 31, 1996 of $2,410,861 divided by the actual weighted average shares outstanding for the year of 3,232,505 resulted in earnings per Common Share of $.75 for the year ended December 31, 1996.

    The Modified Treasury Stock Method resulted in adjusted net income for the year ended 1995 of approximately $2,699,000 and adjusted shares outstanding of approximately 5,884,000, resulting in earnings per Common Share of $.46 for the year ended December 31, 1995. Actual net income for the year ended December 31, 1995 of $1,373,217 divided by the actual weighted average shares outstanding for the year of 2,770,230 resulted in earnings per Common Share of $.50 for the year ended December 31, 1995. The 1995 earnings per share calculations have reflected a retroactive adjustment to reflect the January 1997 7% stock dividend (Note 12).

    Earnings per share for the year ended December 31, 1994 were not subject to the Modified Treasury Stock Method as this method was anti-dilutive. Accordingly, weighted average shares outstanding were 2,705,400 for 1994. The weighted average shares outstanding for 1994 reflect a retroactive adjustment increasing the weighted average shares outstanding by 297,400 shares to reflect the July 1995 5% and January 1997 7% stock dividends as if such dividends had occurred at the beginning of the respective period (Note
    12).

    Fully diluted earnings per Common Share for 1996 were $.59 reflecting the higher year-end stock price. Fully diluted earnings per Common Share were anti-dilutive in 1995 and 1994.

    Certain Concentrations and Significant Risks and Uncertainties:  The Company
    ---------------------------------------------------------------
    is engaged primarily in providing mobile MRI services to small-to-medium-sized hospitals in Pennsylvania, West Virginia, North Carolina, Virginia, South Carolina, Kentucky and Ohio.

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

    Certain Significant Estimates:  The Company operates mobile MRI units which
    ------------------------------
    are capital intensive and subject to changes in technology. The Company primarily finances such equipment over a 48 to 60 month period and depreciates the equipment over the respective finance period to an estimated residual value which typically approximates 20% of the original cost of the equipment. The useful lives and residual values estimated by management are considered significant estimates. During 1995 and 1996, the Company upgraded its fleet of mobile MRI units to newer state-of-the-art technology. Management does not currently anticipate significant technological advances which could materially affect its estimates.

    The Company is not dependent on any one customer or geographic region as a source of its revenues. However, the Company utilizes the services of HSS to process approximately 29% of its billings and collections (Note 2 - Service Agreements).

    Long-Lived Assets:  Effective January 1, 1996, the Company adopted Statement
    ------------------
    of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In accordance with SFAS 121, management evaluates long-lived assets and related intangible assets for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. No evidence existed which indicated any long-lived assets and related intangible assets were impaired and, therefore no write-down of recorded assets was necessary.

    Financial Instruments:  Management believes that the carrying values of its
    ----------------------
    financial instruments approximates their fair values and any differences which may exist between the carrying values and fair values are not material.

    Stock-Based Compensation:  During 1996, the Company adopted SFAS 123,
    -------------------------
    Accounting for Stock-Based Compensation. As permitted for under SFAS 123, the Company has elected to continue to follow the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based employee compensation arrangements. Because the Company elected

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
             ------------------------------------------

    the disclosure-only method available under SFAS 123, the adoption of SFAS 123 did not have any impact on the Consolidated Financial Statements (Note
    7).

    Common Stock Dividend:  On January 14, 1997, a 7% Common Stock dividend was
    ----------------------
    paid to shareholders of record at the close of business on January 10, 1997. All stock related data in the Consolidated Financial Statements reflect the stock dividend for all periods presented (Note 12).


    Note 3.  LONG-TERM DEBT AND LEASE OBLIGATIONS
             ------------------------------------

    Long-term debt and capital lease obligations consist of the following:

                                                December 31,
                                          ------------------------
                                             1996         1995
                                          -----------  -----------

    Capital lease and loan obligations    $27,209,926  $17,090,835

    Less current portion                    6,349,962    4,380,930
                                          -----------  -----------
                                          $20,859,964  $12,709,905
                                          ===========  ===========

 Future minimum lease payments under capital leases and maturities of long-term debt as of December 31, 1996 are as follows:


              Year Ending             Long-Term   Capital Lease
              December 31,               Debt       Obligations
              -----------             -----------  --------------
                 1997                  $2,037,232    $ 5,792,078
                 1998                   2,223,518      5,537,301
                 1999                   2,291,825      4,686,822
                 2000                   2,476,641      3,098,604
                 2001                   1,107,289      1,440,719
                                       ----------    -----------
                                                      20,555,524

Less amounts representing interest                    (3,482,103)
                                                     -----------
                                      $10,136,505    $17,073,421
                                      ===========    ===========

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 3.  LONG-TERM DEBT AND LEASE OBLIGATIONS (continued)
             ------------------------------------

    As of December 31, 1996, the cost and accumulated amortization of property securing capital lease and loan obligations were $35,932,000 and $6,508,000, respectively. Interest rates under the long-term debt and capital leases ranged from approximately 8.0% to 13.5%.

    On July 31, 1996, the Company refinanced two MRI units which had previously been refinanced in March 1995 to more favorable lease terms. The new leases totaled approximately $2.3 million (net of a $150,000 down payment) in the aggregate and are being financed over a thirty-six month period at an interest rate of 9.25%. The refinancing resulted in annual cashflow savings to the Company of approximately $200,000 (Note 10).

    The Company upgraded one of its .5 Tesla Signa units to a 1.0 Tesla Horizon unit. The new unit was financed at a net total cost of approximately $2.0 million and was delivered in late February 1996. The Company financed the purchase of this new unit with a 60 month dollar-out (bargain purchase option of one dollar) lease requiring monthly payments of approximately $44,000.

    The Company contracted with several new hospital clients and purchased a new Siemens 1.0 Tesla Impact unit which began service in mid-February 1996. The cost of this new unit approximated $1.9 million which was financed with a 60 month loan requiring monthly payments of approximately $41,000.

    In April 1996, the Company upgraded one of the units purchased from another mobile provider (Note 16) to a Siemens 1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $1.9 million. The Company financed this new unit with a 60 month loan requiring monthly payments of approximately $43,000.

    In June 1996, the Company upgraded one of its .5 Tesla Signas to a Siemens
    1.0 Tesla Impact unit. The new unit was financed at a net total cost of approximately $2.0 million with a 60 month dollar-out lease requiring monthly payments of approximately $43,000.

    The Company in May 1996 signed an agreement with Siemens Medical Systems to upgrade the second unit purchased from another mobile provider (Note 16) and to purchase a new unit during the fourth quarter of 1996. Delivery of the upgraded unit occurred in July 1996 and the new unit was delivered and began operation on October 1, 1996. The upgrade's net cost approximated $1.9 million and the Company financed approximately $1.7 million with a 60 month finance agreement requiring monthly payments of approximately $36,000. The Company's new unit cost approximately $1.9 million and the Company financed approximately $1.7 million requiring a monthly payment of approximately $37,000.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 3.  LONG-TERM DEBT AND LEASE OBLIGATIONS (continued)
             ------------------------------------

    During September 1996, the Company upgraded an older unit to a new Siemens
    1.0 Tesla Impact. The cost of this new unit approximated $1.9 million which was financed with a 60 month loan requiring monthly payments of approximately $39,000.

    The Company purchased and took delivery of two new GE 1.0 Tesla Horizon units in September 1996. These units were purchased at a cost of approximately $1.8 million each and the Company financed approximately $1.6 million and $1.5 million with 60 month finance agreements requiring monthly payments of approximately $34,000 and $32,000, respectively.

    The Company completed a previously negotiated upgrade of a .5 Tesla Signa to a 1.0 Tesla Horizon on November 2, 1996. The new unit was financed at a net cost of approximately $1.5 million with a 60 month finance agreement requiring monthly payments of approximately $32,000.

    On November 1, 1996, the Company purchased a mobile MRI unit from Palmetto Community Health Network (the "Network") for approximately $390,000 and signed new service contracts with six South Carolina hospitals which are members of the Network. This new unit represents the Company's eighteenth mobile MRI unit and the seventh new unit acquired during 1996.

    In December 1996, the Company upgraded the mobile MRI unit purchased from the Network to a new 1.0 Tesla Horizon. The new unit was financed at a net cost of approximately $1.4 million with a 60 month finance agreement requiring monthly payments of approximately $30,000.

    The long-term debt and capital lease obligations balance includes approximately $880,000 of capital lease obligations due to third parties related to the equipment at the Auburn Regional Center for Cancer Care and Airport Regional Imaging Center which the Company had treated as discontinued operations and sold in October 1994 and in June 1995, respectively. Accordingly, the Company has recorded an offsetting receivable for the lease receivables due from the purchaser of the centers. Such lease receivables are secured by the equipment and accounts receivable of the centers (Note 13).

    The Company leases certain tractors for the transportation of Mobile Units. Operating lease expenses related to such tractor rentals totaled $346,000, $313,000 and $257,000 for 1996, 1995 and 1994 respectively. Prior to July 1, 1995, the Company rented certain tractors from Shared Mobile Enterprises (Note 9).

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

  Note 3.  LONG-TERM DEBT AND LEASE OBLIGATIONS (continued)
           ------------------------------------

  The future minimum lease payments (excluding variable mileage costs of $.063 per mile) required under these operating leases are as follows:

             Year Ended
            December 31,
            -----------

               1997            $  349,300
               1998               326,700
               1999               326,700
               2000               326,700
               2001               169,600
               Thereafter           3,300
                               ----------
               Total           $1,502,300
                               ==========


  Note 4.        INCOME TAXES
                 ------------

  Income tax expense attributable to income from continuing operations for the years ended December 31, 1996, 1995 and 1994 are as follows:


                            Current                   Deferred                          Total
             ------------------------------  -----------------------------  -----------------------------
                1996        1995     1994       1996       1995     1994       1996       1995     1994
             -----------  --------  -------  ----------  --------  -------  ----------  --------  -------

  Federal      $     --   $ 10,000  $    --  $1,014,000  $254,000  $44,000  $1,014,000  $264,000  $44,000

  State        (110,000)   180,000   45,000     274,000    34,000    4,500     164,000   214,000   49,500
             ----------   --------  -------  ----------  --------  -------  ----------  --------  -------

              ($110,000)  $190,000  $45,000  $1,288,000  $288,000  $48,500  $1,178,000  $478,000  $93,500
             ==========   ========  =======  ==========  ========  =======  ==========  ========  =======


  In addition to the deferred tax expense disclosed above, approximately $1,360,000 of deferred tax benefits were allocated to equity in connection with the tax deductions generated by the exercise of certain stock options and warrants.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    NOTE 4.  INCOME TAXES (continued)
             ------------

    The difference between the Company's effective income tax rate and its statutory rate is reconciled below:

                                            1996       1995       1994
                                          --------  ----------  ---------
 Income tax expense at statutory rate    $1,220,213  $629,414   $ 216,158

 Increase (reduction) in income taxes
  resulting from:

State and local income taxes,
net of Federal income tax benefit           110,000   137,000      32,670

Change in state net operating loss
  carryforward rules                        (61,000)       --     (90,000)

Decrease in valuation allowance            (103,000) (312,000)    (72,500)

Other items                                  11,787    23,586       7,172
                                         ---------- ---------   ---------
                                         $1,178,000   478,000   $  93,500
                                         ========== =========   =========

    The components of the net deferred tax asset recognized in the December 31, 1996 and 1995 consolidated balance sheets of the Company are presented below:

                                                 1996         1995
                                              ---------     ----------

Deferred tax assets:
  Net operating loss carryforwards            $3,518,800    $1,415,794

  Non-deductible accrued expenses                 75,000       139,291

  Other                                           19,000        37,203
                                              ----------    ----------
                                               3,612,800     1,592,288
Deferred tax liabilities:
Diagnostic medical equipment, principally
 due to differences in depreciation           (3,290,800)   (1,270,288)
                                              ----------    ----------
                                                 322,000       322,000

Less valuation allowance                              --      (103,000)
                                              ----------    ----------

Net deferred tax asset                        $  322,000   $   219,000
                                              ==========   ============

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 4.  INCOME TAXES (continued)
             ------------

    Deferred income taxes are provided to account for temporary differences between financial statement accounting and income tax reporting and relate principally to differences in reporting for diagnostic medical equipment, depreciation and net operating loss carryforwards. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $103,000 and a decrease of $312,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate relation of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits for these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

    At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,200,000 which are available to offset future federal taxable income through 2010. The Company has approximately $10,100,000 of available carryforwards as of December 31, 1996 for state purposes which are available principally through 1999.


    Note 5.  STOCKHOLDERS' EQUITY
             --------------------

    In accordance with the Company's March 1992 Initial Public Offering, the Company issued Warrants to purchase shares of Common Stock of the Company. Pursuant to the Warrant Agreement, the outstanding Warrants have been recapitalized to reflect the July 1995 5% and January 1997 7% Common Stock dividends (Note 12). Accordingly, the outstanding Warrants' exercise price of $7.00 entitled the holder to purchase 1.1235 shares of Common Stock of the Company (Note 18).

    As additional compensation in connection with the initial public offering, the Company granted to the Company's Initial Public Offering underwriter an option to purchase options which covered 120,000 units, each unit consisted of 1.05 shares of Common Stock and one Company Warrant to purchase 1.05 shares of Common Stock. The Option was exercisable until March 4, 1997 and entitled the underwriter to purchase each unit at an exercise price equal to $5.94, subject to adjustment in certain events. The underwriter subsequently transferred the Options to principles of the underwriter (Transferees), who exercised the Options during 1996 resulting in net proceeds to the Company of approximately $719,000. During August 1996, one of the Transferees exercised 24,000 Warrants to purchase 25,200 shares of Common Stock of the Company resulting in additional proceeds to the Company of approximately $168,000. As a result of the 7% Common Stock dividend paid in January 1997 (Note 12), the remaining 96,000 underwriter Warrants were convertible to 107,856 shares of Common Stock.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 5.  STOCKHOLDERS' EQUITY (continued)
             --------------------

    On August 9, 1995, the Company adopted the 1995 Director Warrant Plan (the "Plan") pursuant to which eligible directors received unregistered warrants to purchase Common Stock (the "Directors' Warrants"). The Plan allows for issuance of warrants to purchase up to 700,000 shares of Common Stock.

    On August 9, 1995, warrants to purchase up to 500,000 shares of Common Stock at an initial exercise price of $3.875 (the closing price of the Company's stock on the date of issue) were issued to five directors pursuant to the Plan. Separately, unregistered warrants to purchase 114,500 shares of Common Stock at an initial exercise price of $4.01 were also issued to an outside director, who was also a consultant to the Company, who was ineligible to participate in the Plan.

    During May 1996, the outside director who was also a consultant to the Company exercised the 114,500 Warrants and sold 114,500 shares of Common Stock. The Company received cash proceeds of approximately $459,000 related to the exercise of such Warrants.

    During January 1997, the Company's three outside directors each exercised 25,000 Director Warrants and sold 26,750 shares of Common Stock (after adjustment for the January 1997 7% Common Stock dividend - Note 12). The Company received cash proceeds of approximately $291,000 as a result of the exercise of the 75,000 Director Warrants.

    Pursuant to the 1995 Director Warrant Plan, the Director Warrants have been recapitalized to reflect the January 1997 7% Common Stock dividend (Note
    12). Accordingly, the outstanding Director Warrants' exercise price of $3.875 now entitles the holder to purchase 1.07 shares of Common Stock of the Company. As of January 31, 1997, 425,000 Director Warrants to purchase 454,750 shares of Common Stock of the Company were outstanding.

    In October 1995, the Company signed an agreement retaining Commonwealth Associates ("Commonwealth") as its investment banking firm. Commonwealth, a New York-based investment banking firm specializing in serving the financial needs of emerging growth companies, had been engaged to assist the Company in establishing a long-term financial strategy and in evaluating possible transactions involving other mobile diagnostic providers. In addition to a cash retainer, the Company granted to Commonwealth 100,000 five-year Warrants to purchase the Company's Common Stock at $4.47, the closing bid price of the Common Stock on the day the Agreement was executed. The agreement with Commonwealth expired in April 1996. During July and October 1996, Commonwealth or a designated employee of Commonwealth exercised the 100,000 Warrants in a net transaction and the Company issued to Commonwealth or the designated employee an aggregate of 36,061 shares of Common Stock of the Company.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 5.  STOCKHOLDERS' EQUITY (continued)
             --------------------

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


    Note 6.  PREFERRED STOCK
             ---------------

    The Company is authorized to issue 994,600 shares of preferred stock ("Preferred Stock") issuable in series. The Company had one authorized series of 5,400 Preferred Shares, par value $.01, designated as Series A Preferred Stock, which was converted to Common Stock in July 1993.


    Note 7.  STOCK OPTION PLANS
             ------------------

    The Company's 1991 and 1996 Employee Stock Option Plans (the "Employee Plans") currently provide for the granting of options to employees to purchase up to 1,110,125 shares of the Company's Common Stock at the fair market value at the date of grant. Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or non-qualified stock options and expire ten years from date of grant.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 7.  STOCK OPTION PLANS (continued)
             ------------------

                                            Options Outstanding
                                        ---------------------------
                                         Number   Price Per Share
                                        --------   ---------------
Balance - December 31, 1993              145,514         $3.11
 Granted                                 203,179     $1.28 - $2.00
 Exercised                                    --          --
 Expired                                      --          --
                                         -------
Balance - December 31, 1994              348,693     $1.28 - $3.11
 Granted                                 431,349     $2.30 - $3.56
 Exercised                                    --           --
 Expired                                      --           --
                                         -------
Balance - December 31, 1995              780,042     $1.28 - $3.56
 Granted                                 309,770     $3.92 - $6.43
  Exercised                             (439,900)    $1.28 - $3.11
  Expired                                (10,480)        $3.11
                                        --------
Balance - December 31, 1996              639,432     $1.28 - $6.43
                                        ========

    All of the above outstanding options are non-qualified options.

    At December 31, 1996, options to purchase 639,432 shares were exercisable and no additional shares were available for future grant in accordance with the Employee Plans.

    The total number of options to purchase shares of Common Stock and the exercise prices of any options which were granted pursuant to the Employee Plan prior to July 1995 have been adjusted to reflect the July 1995 5% Common Stock dividend (Note 12).

    In January 1997, the Company granted a 7% Common Stock dividend. The aforementioned number of options to purchase shares of Common Stock and the exercise prices of such options reported above have been adjusted to reflect the January 1997 dividend (Note 12).

    The Company's 1991 Director Stock Option Plan for non-employee directors (the "Directors' Plan") currently provides for the granting of options to non-employee directors to purchase up to 112,350 shares of the Company's Common Stock at the fair market value on the date of grant. Under the Directors' Plan, each eligible director automatically receives options to purchase 2,247 shares of the Company's Common Stock on December 31 of each year. Options granted under the Directors' Plan may be exercised within ten years of the date of grant and while the recipient of the option is a director of the Company.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 7.     STOCK OPTION PLANS (continued)
                ------------------

                               Options Outstanding
                            --------------------------
                              Number   Price Per Share
                            ---------- ---------------
Balance - December 31, 1993    21,294  $1.66 - $3.00
 Granted                       10,647      $2.06
 Exercised                         --        --
 Expired                           --        --
                              -------

Balance - December 31, 1994    31,941  $1.66 - $3.00
 Granted                        8,547     $4.09
 Exercised                     (6,000) $1.66 - $3.00
 Expired                         (300) $1.66 - $3.00
                              -------

Balance - December 31, 1995    34,188  $1.66 - $4.09
  Granted                       6,741     $7.94
  Exercised                   (23,100) $1.66 - $4.09
  Expired                      (2,100)    $4.09
                              -------

Balance - December 31, 1996    15,729  $1.66 - $7.94
                              =======

    As of December 31, 1996, options to purchase 15,729 shares of Common Stock were exercisable under the Directors' Plan and 65,484 shares were available for future grant in accordance with the Director Plan.

    The total number of options to purchase shares of Common Stock and the exercise prices of any options which were granted pursuant to the Directors' Plan prior to July 1995 have been adjusted to reflect the July 1995 5% Common Stock dividend (Note 12).

    In February 1994, the Board of Directors granted additional vested options to purchase 42,000 shares of the Company's Common Stock at an exercise price of $1.78 per share, the fair market value of the Common Stock at the date of grant, to two non-management members of the Board of Directors. During June and September 1996, the two non-management members of the Board of Directors (one now a former director), exercised the 42,000 options and sold 42,000 shares of Common Stock received upon the option exercise. The Company realized net proceeds of approximately $75,000 from the exercise of the 42,000 options.

    In January 1997, the Company granted a 7% Common Stock dividend. The aforementioned number of options to purchase shares of Common Stock and the exercise prices of such options reported above have been adjusted to reflect the January 1997 dividend (Note 12).

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 7.  STOCK OPTION PLANS (continued)
             ------------------

    SFAS 123 requires companies who continue to apply APB Opinion No. 25 to account for their stock-based employee compensation arrangements to provide pro forma net income and earnings per share as if the fair value based method had been used to account for compensation cost (Note 2). The per share weighted average fair value of stock options granted during 1996 and 1995 approximated $393,000 and $672,000 on the date of grant using the Black Scholes option - pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0.0%, risk-free interest rate of 7.05%, expected volatility of the stock 33%, and expected life of three years; 1995 - expected dividend yield 0.0%, risk-free interest rate of 7.05%, expected volatility of the stock of 33%, an expected life of three years. Accordingly, pro forma net income and earnings per share would have been $2,017,000 ($.54 per share) and $771,000 ($.37 per share) for the years ended December 31, 1996 and 1995, respectively, if the Company had accounted for its stock based employee compensation arrangements using the fair value method. The 1995 and 1996 effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on pro forma net income and earnings per share for future years because the number of option grants and the fair value assigned to the grants could differ.


    Note 8.     BENEFIT PLANS
                -------------

    The Company maintains an annual bonus plan for key executives and employees which is based primarily upon the pre-tax earnings of the Company. The Company expensed approximately $584,000, $348,000 and $115,000 for the program during 1996, 1995 and 1994, respectively.

    The Company maintains and administers an employee savings plan pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by the Company's Board of Directors. The Company contributed approximately $34,000, $18,000 and $18,000 to the Plan in 1996, 1995 and 1994, respectively.


    Note 9.  RELATED PARTY TRANSACTIONS
             --------------------------

    A former shareholder/director of the Company was also a consultant to the Company and the Company had entered into a five-year consulting agreement with him through November 1996 pursuant to which he was to receive a fee of $75,000 per year. On March 27, 1996, the Company prepaid the remaining $50,000 due under the Consulting Agreement and terminated the Consultant Agreement. Fees paid to this former shareholder/director totaled approximately $75,000 for each of the past three years.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 9.  RELATED PARTY TRANSACTIONS (continued)
             --------------------------

    Prior to July 1, 1995, the Company subleased certain truck cabs from Shared Mobile Enterprises ("SME"), which, in turn, leased such truck cabs from an independent third party leasing company. Effective July 1, 1995, SME released the Company from its obligations under ten long-term subleases in exchange for the issuance to SME of 120,000 unregistered Common Shares valued at $3 per share, the weighted average closing price for the stock for the prior thirty trading days. The Company received an opinion from an independent financial advisor that the transaction was fair to the Company and its shareholders. At the same time, with the concurrence of the third party leasing company, the Company assumed SME's obligations under its original lease and modified that lease by (1) extending the lease term by one additional year and (2) adding one additional truck cab to the schedule of leased property with a corresponding increase in base rental payments. The $360,000 value of the shares represents the present value of the excess of the sublease payments over the original lease payments. The Company has capitalized the $360,000 and is amortizing this prepaid rent over a period which approximates the lease term. SME was one hundred percent beneficially owned by certain officers/directors and a former director/consultant of the Company who owned approximately 14% of the Company's outstanding Common Shares. Total rental expense paid to SME for the years ended December 31, 1995 and 1994 were approximately $180,000 and $257,000, respectively (Note
    3).

    Certain shareholders/officers of the Company, who own approximately 14% of the outstanding Common Stock of the Company, also collectively owned 50% of the outstanding capital stock of Upstate MRI, Inc., a.k.a., Virginia MRI, Inc. ("VA MRI"), which owned and operated a Mobile Unit which provided service in Virginia and North Carolina. The Company and the shareholders/officers of the Company guaranteed the lease on such Mobile Unit.

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

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 9.  RELATED PARTY TRANSACTIONS (continued)
             --------------------------

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

    A certain director of the Company is a director of, consultant to and shareholder of DVI Inc., the parent of DVI Financial Services Inc. ("DVI").

    During 1992 and 1993, the Company entered into numerous leasing transactions with DVI pertaining to both continuing and discontinued operations involving total financing of approximately $15.6 million. During 1994, the Company did not enter into any new leases with DVI and refinanced with third parties $3.2 million of leases held by DVI. During the first quarter of 1995, the Company refinanced its remaining leases with DVI, totaling approximately $6.5 million, with third-party lease companies. Interest rates under financing agreements with DVI ranged from 11% to 14%. During 1996, the Company financed the acquisition of a new mobile MRI unit with DVI. The Company and DVI entered into a 60 month capital lease financing approximately $1.5 million at an interest rate of approximately 9.5%. Total payments to DVI during 1996, 1995 and 1994 with respect to capital lease obligations were approximately $100,000, $440,000 and $3.9 million, respectively, including $36,000, $87,000, and $1.4 million, respectively, of interest expense associated with such capital leases.

    In March 1995, DVI sold 368,000 shares of the Company's Common Stock which it had received during the Company's Initial Public Offering, pursuant to registration statements under the Securities Act of 1933, as amended (the "Securities Act").


    Note 10.  COMMITMENTS AND CONTINGENCIES
              -----------------------------

    The lease for the Company's principal facility expires in April 1999. Rent expense for the Company's principal facility was $76,000, $76,000 and $69,000 for 1996, 1995 and 1994, respectively. Future minimum lease payments under this lease are as follows:

   Year Ended            Future Minimum
   December 31,          Lease Payments
   ------------          --------------
      1997                    87,900
      1998                    87,900
      1999                    29,300
                            --------

            Total           $205,100
                            ========

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 10.  COMMITMENTS AND CONTINGENCIES (continued)
              -----------------------------

    Pursuant to capital lease obligations (Note 3) and related maintenance contracts, which begin upon expiration of the manufacturer's warranty period of generally 12 to 18 months and which contracts expire at various dates through the year 2001, the Company is currently obligated to pay approximately $118,000 per month for maintenance of equipment.

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

    On July 31, 1996, the Company refinanced two MRI units which had previously been refinanced in March 1995 to more favorable lease terms. As a result of this refinancing, the $600,000 letter-of-credit which had been issued in March 1995 was terminated (Note 3).

    The Company must maintain a cash balance of $400,000 on deposit with the bank which issued the aforementioned letter-of-credit.


    Note 11.  SUPPLEMENTAL CASH FLOW INFORMATION
              ----------------------------------

    The Company entered into various capital leases or financing arrangements (including new units and unit upgrades) aggregating approximately $15,135,000, $4,800,000 and $4,350,000 during 1996, 1995 and 1994, respectively. These amounts were recorded as obligations under capital leases and as leased diagnostic medical equipment.

    The Company refinanced various capital leases during 1996, 1995 and 1994 aggregating approximately $2,474,000, $7,092,000 and $3,231,000, respectively.

    Interest paid during 1996, 1995 and 1994 was approximately $2,062,000, $1,736,000 and $1,474,000, respectively.

    Taxes paid during 1996, 1995 and 1994 approximated $240,000, $71,000 and $46,000.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 12.  COMMON STOCK DIVIDENDS
              ----------------------

    On July 10, 1995, the Company issued 120,400 Common Shares in conjunction with a 5% Common Stock dividend for all shareholders of record on June 30, 1995. As a result of the stock dividend, approximately $323,000 was charged to accumulated deficit and, in accordance with Accounting Principles Board Opinion 15, Earnings Per Share, (APB 15), the Company reflected the 5% Common Stock dividend in calculating earnings per share for 1994.

    On January 14, 1997, the Company issued 247,130 Common Shares in accordance with a 7% Common Stock dividend for all shareholders of record on January 10, 1997. The December 31, 1996 financial statements have been adjusted to reflect this post balance sheet equity activity (Note 2). Further, in accordance with APB 15, the Company has reflected the 7% Common Stock dividend in calculating earnings per share for all periods presented (Note
    2).

    In accordance with the Company's Warrant Agreement, the Company's publicly-traded Warrants were recapitalized to reflect the Common Stock dividend. As a result, each Warrant certificate entitled the holder to purchase 1.1235 shares of stock for $7.00. In July 1995, the Company issued a similar 5% Common Stock dividend. Such publicly traded warrants expired on March 4, 1997 (Note 18).


    Note 13. DISCONTINUED OPERATIONS
             -----------------------

    On December 30, 1993, the Company formally adopted a plan to sell its freestanding full-service diagnostic imaging center and its radiation oncology center during 1994 and 1995.

    The following table presents net revenues, net losses from discontinued operations, net losses on disposal of discontinued operations and selected balance sheet information relating to the freestanding full-service diagnostic imaging and radiation oncology businesses as of, and for the years ended, December 31, 1995 and 1994:

                                                      1995       1994
                                                    --------  ----------

    Net revenues                                    $821,000  $1,660,077
    Loss from discontinued operations                     --          --
    Loss on disposal of discontinued operations,
      net of tax benefit of $68,000 in 1994               --     132,000
    Accounts receivable, net                              --     148,189
    Leased medical equipment, net                         --   1,305,897
    Leasehold improvements, net                           --     277,176
    Deferred costs, net                                   --     197,297
    Other assets, net                                     --     137,291
    Accounts payable and accrued expenses                 --      88,154
    Long-term debt and capital lease obligations          --   1,305,728
    Reserve for loss on discontinued operations           --     456,302

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 13.  DISCONTINUED OPERATIONS (continued)
              -----------------------

    The Company sold substantially all of the assets of the Auburn Regional Center for Cancer Care on October 31, 1994. The sale price of the Center was approximately $1.3 million comprised of $400,000 in cash and the assumption of the Center's liabilities. The Company remains obligated on approximately $270,000 of capital leases as of December 31, 1996. The buyer has agreed to use its best efforts to have the Company released from these leases and has secured its obligations to the Company to perform on these leases through a pledge of certain assets in favor of the Company (Note 3). The Company had previously established a discontinued operations reserve and accordingly, no gain or loss was recorded as a result of this sale.

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

    On June 30, 1995, the Company completed the sale of substantially all of the assets of its remaining freestanding diagnostic imaging center, Airport Regional Imaging Center ("Airport Center"), located in Coraopolis, Pennsylvania for a total sale price of approximately $300,000, including cash and net trade receivables. Although the buyer assumed all future operating liabilities of the Airport Center, the Company remains obligated on approximately $600,000 of capital leases as of December 31, 1996. The buyer has agreed to use its best efforts to have the Company released from these leases and has secured its obligations to the Company to perform on these leases through a pledge of stock and certain assets in favor of the Company (Note 3). The Company had previously established a discontinued operations reserve and accordingly, no gain or loss was recognized as a result of this sale.


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

                    SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             ------------------------------------------

    Note 15. LITIGATION
             ----------

    The Company had been named as a defendant, along with a hospital which contracts for the Company's MRI services, in a claim filed by a woman who alleged to have incurred partial paralysis as a result of being mishandled during an MRI procedure. The claim had been filed for $6.0 million in damages. The claim was settled by the Company's insurance company in November 1996 with no admission of liability by the Company and no financial effect to the Company.


    Note 16. ACQUISITION
             -----------

    On March 21, 1996, the Company purchased certain assets of a mobile provider which operated mobile units in the state of North Carolina (the "Seller"). The purchase price approximated $600,000 in cash [net of negotiated trade-in value of approximately $500,000 (which approximated the purchase price of the units acquired) for two of the Seller's mobile MRI units] in exchange for MRI Programs including Certificate of Need licenses or exemptions and certain customer service contracts. The Company traded-in and upgraded one of the purchased units to newer technology in April 1996 and traded-in and upgraded the second unit during July 1996 (Note 3).


    Note 17. SALES TAX REFUND
             ----------------

    During September 1996, the Company received formal notification of a state sales tax refund of approximately $300,000, net of expenses. The refund is the result of sales tax paid to a certain state over a period of time which the Company determined (by obtaining a private letter ruling from the state) was actually exempt from such tax. Payment of the refund was received in January 1997.


    Note 18. SUBSEQUENT EVENT
             ----------------

    During January through March 4, 1997 (the Warrants expired at 5:00 p.m. on March 4, 1997) 1,677,000 Warrants (Note 5) were exercised and the Company issued 1,882,000 shares of Common Stock of the Company. The Company received net cash proceeds of approximately $11.7 million as a result of such Warrant exercises. The Warrants ceased trading on March 5, 1997.

                                    PART III


    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

    The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors", "Board of Directors and Certain Board Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the May 7, 1997, Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act").


    ITEM 11.  EXECUTIVE COMPENSATION
              ----------------------

    The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption "Board of Directors and Certain Board Committees" and the information set forth under the caption "Executive Compensation and Other Information" in the Proxy Statement.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

    The information required by this item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

    The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

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

      (2)  Financial Statement Schedule:

           The following are included in this Report:

            Schedule II - Valuation and Qualifying Accounts

      (3)  Exhibits.


Exhibit No.                                                                       Reference
-----------                                                                       ---------
 3.1            Certificate of Incorporation of SMT, as amended   Incorporated herein by reference is Exhibit 3.1 to
                                                                  Registration Statement No. 33-44329 on Form S-1 (the "Form S-1")


 3.2            By-Laws of SMT                                    Incorporated herein by reference is Exhibit 3.2 to
                                                                  the Form S-1.

 4.1            Warrant Agreement dated March 11, 1992            Incorporated herein by reference is Exhibit 4.2 to
                                                                  SMT's Annual Report on Form 10-K for the Fiscal Year Ended
                                                                  December 31, 1992.



 4.2            Rights Agreement between SMT Health               Incorporated herein by reference is Exhibit 1 to
                Services Inc. and American Stock Transfer         the Registrant's Registration Statement on Form
                and Trust Company dated November 8, 1995          8-A Amendment No. 1, filed on December 6, 1995.

 10.1           Lease for SMT's facility                          Incorporated herein by reference is Exhibit 10.01
                                                                  to SMT's Quarterly Report on Form 10-Q for the Quarter Ended
                                                                  September 30, 1994.

 10.2*          Employment Agreements with Jeff D. Bergman        Incorporated herein by reference are Exhibit 10.41 to SMT's
                                                                  Annual Report on Form 10-K for the Fiscal Year Ended
                                                                  December 31, 1994 and Exhibit 10.01 to the Company's Form 10-Q for
                                                                  the Quarterly Period Ended September 30, 1996.

 __________________
 *Denotes management agreement or compensatory plan or arrangement.


 10.3*          Employment Agreements with Daniel Dickman         Incorporated herein by reference are Exhibit 10.41 to SMT's
                                                                  Annual Report on Form 10-K for the Fiscal Year Ended
                                                                  December 31, 1994 and Exhibit 10.02 to the Company's Form 10-Q
                                                                  for the Quarterly Period Ended September 30, 1996.

 10.4*          1996 Employee Stock Option Plan                   Filed herewith.

 10.5*          1991 Employee Stock Option Plan (as amended       Incorporated herein by reference is Exhibit 10.04
                on April 27, 1995)                                to the Company's Form 10-Q for the Quarter Ended June 30, 1995.

 10.6*          1991 Directors Stock Option Plan for Non-         Incorporated herein by reference is Exhibit 10.05
                Employee Directors (as amended April 27,          to the Company's Form 10-Q for the Quarter
                1995)                                             Ended June 30, 1995.

 10.7*          SMT Profit Sharing Plan                           Incorporated herein by reference is Exhibit 10.30
                                                                  to SMT's Annual Report on Form 10-K for the
                                                                  Fiscal Year Ended December 31, 1992.


 10.8           Master Security Agreement, dated October 6,       Incorporated herein by reference is Exhibit 10.42
                1992, between U.S. Concord, Inc. and Airport      to SMT's Annual Report on Form 10-K for the
                Regional Imaging Center, L.P. , including         Fiscal Year Ended December 31, 1992.
                exhibits thereto

 10.9           Lease renewal and upgrade dated March 15,         Incorporated herein by reference is Exhibit
                1993, between SMT Health Services Inc. and        10.03 to the Company's Form 10-Q for the Quarter
                GE Medical Systems                                Ended September 30, 1994.

 10.10          Master Equipment Lease Agreement dated as         Incorporated herein by reference is Exhibit 10.06
                of September 15, 1994, between Financing for      to the Company's Form 10-Q for the Quarter
                Science International, Inc. and SMT Health        Ended September 30, 1994.
                Services Inc., including exhibits thereto

 10.11          Master Maxi-service Agreement Number              Incorporated herein by reference is Exhibit 10.07
                dated October 6, 1994, by and between GE          to the Company's Form 10-Q for the Quarter Ended
                Medical Systems and SMT Health Services           September 30, 1994.
                Inc., including exhibits thereto

 10.12          Asset Purchase Agreement between Universal        Incorporated herein by reference is Exhibit 10.08
                Treatment Centers, Inc. and SMT Health            to the Company's Form 10-Q for the Quarter Ended
                Services Inc., dated as of October 31, 1994,      September 30, 1994.
                including schedules thereto

 10.13          Master Equipment Lease dated November 21,         Incorporated herein by reference is Exhibit 10.31
                1994, by and between Laurel Capital Corpora-      to SMT's Annual Report on Form 10-K for the
                tion and SMT Health Services Inc. and exhibits    Fiscal Year Ended December 31, 1994.
                thereto

 __________________
 *Denotes management agreement or compensatory plan or arrangement.


 10.14          Master Equipment Lease dated January 26,          Incorporated herein by reference is Exhibit 10.32
                1995, by and between Laurel Capital Corpora-      to SMT's Annual Report on Form 10-K for the
                tion and SMT Health Services Inc. and exhibits    Fiscal Year Ended December 31, 1994.
                thereto

 10.15          Master Equipment Lease dated January 26,          Incorporated herein by reference is Exhibit 10.33
                1995, by and between Laurel Capital Corpora-      to SMT's Annual Report on Form 10-K for the
                tion and SMT Health Services Inc. and exhibits    Fiscal Year Ended December 31, 1994.
                thereto

 10.16          Master Equipment Lease dated February 3,          Incorporated herein by reference is Exhibit 10.34
                1995, by and between Copelco Capital, Inc.        to SMT's Annual Report on Form 10-K for the
                and SMT Health Services Inc. and exhibits         Fiscal Year Ended December 31, 1994.
                thereto

 10.17          Master Equipment Lease dated February 20,         Incorporated herein by reference is Exhibit 10.35
                1995, by and between Heller Financial Leasing,    to SMT's Annual Report on Form 10-K for the
                Inc. and SMT Health Services Inc. and exhibits    Fiscal Year Ended December 31, 1994.
                thereto

 10.18          Master Equipment Lease dated February 20,         Incorporated herein by reference is Exhibit 10.36
                1995, by and between Heller Financial Leasing,    to SMT's Annual Report on Form 10-K for the
                Inc. and SMT Health Services Inc. and exhibits    Fiscal Year Ended December 31, 1994.
                thereto

 10.19          Loan Modification Agreement dated January 1,      Incorporated herein by reference is Exhibit 10.37
                1995, by and between Airport Regional Imaging     to SMT's Annual Report on Form 10-K for the
                Center, L.P. and Marine Midland Business Loans,   Fiscal Year Ended December 31, 1994.
                Inc., formerly known as U.S. Concord, Inc.

 10.20          Master Lease/Service Agreement, Agreement         Incorporated herein by reference is Exhibit 10.01
                Number 8003 dated March 28, 1995 by and           to the Company's Form 10-Q for the Quarter Ended
                between G.E. Medical Systems and SMT              June 30, 1995.
                Health Services Inc.

10.21           Agreement of Purchase and Sale By and             Incorporated herein by reference is Exhibit 10.02
                Between Airport Regional Imaging Center,          to the Company's Form 10-Q for the Quarter Ended
                L.P. and SMT Cardiac Corp., as Seller and         June 30, 1995.
                C.F. Services, Inc. and C.F. Airport Health
                Services, Inc. as Buyers (and related schedules;
                Equipment Sublease by and between Airport
                Regional Imaging Center, L.P. and C.F.
                Airport Health Services, Inc. dated June 30,
                1995;  Credit Agreement dated June 30, 1995;
                Security Agreement dated June 30, 1995;
                Pledge of Securities Agreement dated June
                30, 1995; and Continuing Agreement of
                Guaranty and Suretyship including Authority
                to Confess Judgment after Default)


 10.22          Agreement between Shared Medical Enterprises      Incorporated herein by reference is Exhibit 10.03
                and SMT Health Services Inc. dated July 1, 1995   to the Company's Form 10-Q for the Quarter
                                                                  Ended June 30, 1995.

 10.23          Loan and Security Agreement, Agreement            Incorporated herein by reference is Exhibit 10.01
                Number 130-0001386-000 dated September            to the Company's Form 10-Q for the Quarter
                27, 1995 by and between Siemens Credit            Ended September 30, 1995.
                Corporation and SMT Health Services Inc.

 10.24*         Employment Agreements with David A. Zynn          Incorporated herein by reference is Exhibit 10.04 to the
                                                                  Company's Form 10-Q for the Quarterly Period Ended
                                                                  September 30, 1996 and Exhibit 10.44 to SMT's Annual Report on
                                                                  Form 10-K for Fiscal Year Ended December 31, 1995.

 10.25*         Employment Agreements with David Spindler         Incorporated herein by reference is Exhibit 10.03 to the
                                                                  Company's Form 10-Q for the Quarterly Period Ended
                                                                  September 30, 1996 and Exhibit 10.45 to SMT's Annual Report on
                                                                  Form 10-K for Fiscal Year Ended December 31, 1995.

 10.26*         Warrant Agreement dated August 9, 1995 by         Incorporated herein by reference is Exhibit 10.46
                and between SMT Health Services Inc. and          to the Company's Annual Report on Form 10-K for
                Mark A. DeSimone                                  the Fiscal Year Ended December 31, 1995.

 10.27*         Warrant Agreement dated August 9, 1995 by         Incorporated herein by reference in Exhibit 10.47
                and among Jeff D. Bergman, Daniel Dickman,        to SMT's Annual Report on Form 10-K for the
                Gerald Cohn, Alan Novich and David J. Malone      Fiscal Year Ended December 31, 1995.

 10.28          Agreement of Purchase and Sale Between            Incorporated herein by reference is Exhibit 10.49
                Trans-Carolina Imaging, LLC, as Seller, and       to SMT's Annual Report on Form 10-K for the
                SMT Mobile V Corp., as Buyer dated as of          Fiscal Year Ended December 31, 1995.
                February 27, 1996

 10.29          Engagement Letter by and among SMT Health         Incorporated herein by reference is Exhibit 10.02
                Services Inc. and Commonwealth Associates         to the Company's Form 10-Q for the Period Ended
                September 30, 1995.

 10.30          Warrant Agreement by and among SMT Health         Incorporated herein by reference is Exhibit 10.03
                Services Inc. and Commonwealth Associates         to the Company's Form 10-Q for the Period Ended
                September 30, 1995.

 10.31          Promissory Note and Loan and Security             Incorporated herein by reference is Exhibit 10.52
                Agreement by and between Siemens Credit           to SMT's Annual Report on Form 10-K for the
                Corporation and SMT Health Services Inc.          Fiscal Year Ended December 31, 1995.
                dated February 9, 1996

 __________________
 *Denotes management agreement or compensatory plan or arrangement.


 10.32          Amended Schedule of Leased Equipment by           Incorporated herein by reference is Exhibit 10.53
                and between Laurel Capital Corporation and        to SMT's Annual Report on Form 10-K for the
                SMT Health Services Inc. dated January 4, 1996    Fiscal Year Ended December 31, 1995.

 10.33*         SMT Health Services Inc. 1995 Directors           Incorporated herein by reference is Exhibit 10.54
                Warrant Plan                                      to SMT's Annual Report on Form 10-K for the
                                                                  Fiscal Year Ended December 31, 1995.

10.34           Master Equipment Lease dated August 28, 1996      Incorporated herein by reference is Exhibit 10.05
                by and between SMT Health Services Inc. and       to the Company's Form 10-Q for the Quarterly
                DVI Financial Services Inc.                       Period Ended September 30, 1996

 10.35          Loan and Security Agreement dated September       Incorporated herein by reference is Exhibit 10.06
                11, 1996 by and between Siemens Credit            to the Company's Form 10-Q for the Quarterly
                Corporation and SMT Health Services               Period Ended September 30, 1996

 10.36          Finance Lease and Security Agreement dated        Incorporated herein by reference is Exhibit 10.07
                September 26, 1996 by and between Laurel          to the Company's Form 10-Q for the Quarterly
                Capital Corporation and SMT Health Services       Period Ended September 30, 1996
                Inc.

 10.37          Finance Lease and Security Agreement dated        Incorporated herein by reference is Exhibit 10.08
                July 26, 1996 by and between Laurel Capital       to the Company's Form 10-Q for the Quarterly
                Corporation and SMT Health Services Inc.          Period Ended September 30, 1996


 10.38          Finance Lease and Security Agreement dated        Incorporated herein by reference is Exhibit 10.09
                July 26, 1991 by and between Laurel Capital       to the Company's Form 10-Q for the Quarterly
                Corporation and SMT Health Services Inc.          Period ended September 30, 1996
                (Lease 2166)

 10.39          Finance Lease and Security Agreement dated        Filed herewith.
                December 15, 1996 by and between Laurel
                Capital Corporation and SMT Health Services Inc.

 10.40          Agreement of Purchase and Sale between Palmetto   Filed herewith.
                Community Health Network and SMT Health
                Services Inc.

 11.1           Computation of Earnings Per Share                 Filed herewith.

 21.1           List of Subsidiaries                              Filed herewith.

 23.1           Consent of Independent Public Accountants         Filed herewith.

 27.1           Financial Data Schedule                           Filed herewith.

 99.1           Press Release dated March 17, 1997                Filed herewith.

 __________________
 *Denotes management agreement or compensatory plan or arrangement.

                                     PART V


 SMT will furnish to the Commission upon request copies of any instruments not filed herewith, if any, which authorize the issuance of long-term obligations of SMT not in excess of 10% of SMT's total assets on a consolidated basis.

  (b) During the quarter ended December 31, 1996, SMT filed no report on Form 8-K.

  (c) SMT hereby files as exhibits to this Form 10-K the exhibits set forth in Items 14(a)(3) hereof which are not incorporated by reference.

  (d) SMT hereby files as financial statement schedules to this Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.

                            SMT HEALTH SERVICES INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------


                              Balance at     Additions        Additions                  Balance
                              Beginning      Charged to       Charged to                 at End
Descriptions                  of Period   Costs & Expenses  Other Accounts  Deductions  of Period
----------------------------  ----------  ----------------  --------------  ----------  ---------

     Year Ended
 December 31, 1994

 Provision for loss on
  disposal of discontinued
  operations                  $1,400,000          $200,000          $   --  $1,144,000   $456,000
                              ==========          ========          ======  ==========  =========

 Valuation allowance
  related to deferred
  tax assets                  $  487,500          $     --          $   --  $   72,500   $415,000
                              ==========          ========          ======  ==========  =========

 Allowance for doubtful
  accounts                    $   13,000          $     --          $   --  $   13,000  $      --
                              ==========          ========          ======  ==========  =========


    Year Ended
 December 31, 1995

 Provision for loss on
 disposal of discontinued
 operations                   $  456,000          $     --          $   --  $  456,000  $      --
                              ==========          ========          ======  ==========  =========

 Valuation allowance
 related to deferred
 tax assets                   $  415,000          $     --          $   --  $  312,000  $ 103,000
                              ==========          ========          ======  ==========  =========



    Year Ended
 December 31, 1996

 Valuation allowance
 related to deferred
 tax assets                   $  103,000          $     --          $   --  $  103,000  $      --
                              ==========          ========          ======  ==========  =========


                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Pittsburgh, Commonwealth of Pennsylvania, on March 20, 1997.


                    SMT HEALTH SERVICES INC.

                    By:       /s/ Jeff D. Bergman
                         ---------------------------------------
                         Jeff D. Bergman, President, Chief
                           Executive Officer and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 20, 1997.

    Signature                        Title
    ---------                        -----

    Principal Executive Officer:

    /s/ Jeff D. Bergman
    ----------------------------
    Jeff D. Bergman                  President, Chief Executive Officer and
                                     Director

    Principal Financial and
      Accounting Officer:

    /s/ David A. Zynn
    ----------------------------
    David A. Zynn                    Chief Financial Officer, Treasurer, Chief
                                     Accounting Officer and Assistant Secretary

    Directors:


    /s/   Gerald L. Cohn             /s/  Alan Novich
    ----------------------------     --------------------------
    Gerald L. Cohn                   Alan Novich


    /s/ Daniel Dickman                /s/ David J. Malone
    ----------------------------     --------------------------
    Daniel Dickman                   David J. Malone