Form 10-Q
period 1997-03-31
SMT HEALTH SERVICES INC
filed 1997-05-13
CIK 881917

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


    X      Quarterly Report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

At April 30, 1997, 5,684,081 shares of Common Stock, $0.01 par value, of the registrant were outstanding.





                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  SMT Health Services Inc. and Subsidiaries

                         Consolidated Balance Sheets

                                                      March 31,   December 31,
                                                        1997          1996
                                                    (unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents - unrestricted           $13,566,007  $  4,643,158
 Cash and cash equivalents - restricted                 400,000       400,000
 Accounts receivable - no allowance for
  doubtful accounts                                   1,985,813     1,726,442
 Notes receivable - current portion                      39,616        52,240
 Receivable from the sale of leases
  secured by equipment-current portion (Note 4)         357,124       387,999
 Other current assets                                   452,535       615,257

       Total current assets                          16,801,095     7,825,096

PROPERTY AND EQUIPMENT:
 Equipment                                              188,463       200,709
 Furniture and fixtures                                  55,885        43,055
 Vehicles                                               193,762       162,915
 Leasehold improvements                                  28,495        28,495
 Mobile MRI equipment                                35,980,966    35,932,207

       Total property and equipment                  36,447,571    36,367,381

 Less accumulated depreciation and amortization    (  8,216,184)  ( 6,734,353)

       Property and equipment, net                   28,231,387    29,633,028

OTHER ASSETS:
 Receivable from the sale of leases
  secured by equipment- noncurrent (Note 4)             428,774       490,591
 Contract and license acquisition costs, net of
  accumulated amortization of $108,000 and
  $15,000, respectively                                 611,143       631,933
 Deposits and other assets                              592,764       594,915
 Deferred income taxes                                  192,000       322,000

        Total other assets                            1,824,681     2,039,439

TOTAL ASSETS                                        $46,857,163   $39,497,563


              See Notes to Consolidated Financial Statements.




                  SMT Health Services Inc. and Subsidiaries

                   Consolidated Balance Sheets (continued)




                                                      March 31,   December 31,
                                                        1997          1996
                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                   $   573,687  $    363,682
 Accrued wages and related taxes                         23,414       111,664
 Current portion of long-term debt and capital
   lease obligations                                  5,358,792     6,349,962
 Other current liabilities                              711,085       412,748

       Total current liabilities                      6,666,978     7,238,056

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS -
 less current portion                                16,060,557    20,859,964

       Total liabilities                             22,727,535    28,098,020

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value; authorized
   10,000,000 shares; issued and
   outstanding 5,684,000 and
   3,695,030, respectively                              56,840         36,950
 Cumulative Convertible Preferred Stock;
   $0.01 par value;authorized 994,600 shares;
   no shares issued and  outstanding                        --             --
 Additional paid-in capital (Note 5)                24,211,041     12,081,614
 Retained earnings (accumulated deficit)          (    138,253)  (    719,021)

        Total stockholders' equity                  24,129,628     11,399,543

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $46,857,163    $39,497,563





               See Notes to Consolidated Financial Statements.



                   SMT Health Services Inc. and Subsidiaries

               Consolidated Statements of Earnings (unaudited)

                                                 Three Months    Three Months
                                                     Ended            Ended
                                                March 31, 1997  March 31, 1996

REVENUES:
 Service revenue                                  $ 6,239,307     $ 4,128,035
 Interest income                                      102,068          53,166

      Total revenues                                6,341,375       4,181,201

COSTS AND EXPENSES:
 Operating expenses                                 1,985,299       1,365,973
 Depreciation and amortization                      1,559,792         989,174
 Selling, general and administrative                  941,871         682,266
 Interest - third parties                             568,473         457,307
 Interest - related parties                            34,172              --

       Total costs and expenses                     5,089,607       3,494,720

Income before income taxes and extraordinary item   1,251,768         686,481

Income taxes (Note 5)                                 490,000         229,000

Net income before extraordinary item                  761,768         457,481

Extraordinary loss on early extinguishment of
   debt (net of income tax benefit of $115,000)
   (Note 10)                                          181,000              --

Net income                                        $   580,768     $   457,481

Earnings Per Common Share:
   Earnings before extraordinary item             $       .16     $       .13
   Extraordinary loss per share (Note 10)        (        .04)             --
     Net earnings per Common Share                $       .12     $       .13

Weighted Average Shares outstanding (Note 2)        4,442,714       2,840,208




               See Notes to Consolidated Financial Statements.





                  SMT Health Services Inc. and Subsidiaries

              Consolidated Statements of Cash Flows (unaudited)


                                                 Three Months    Three Months
                                                     Ended           Ended
                                               March 31, 1997   March 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $   580,768     $    457,481
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Extraordinary loss on early
    extinguishment of debt                           296,000               --
   Depreciation and amortization                   1,559,792          989,174
   Deferred income taxes                             275,000          170,000
 Changes in assets and liabilities:
   Accounts and notes receivable                (    246,747)   (     255,463)
   Other current assets                              162,722    (      43,083)
   Accounts payable and other                        508,342           98,858
   Accrued wages and related taxes              (     88,250)   (      49,575)

NET CASH PROVIDED BY OPERATING ACTIVITIES          3,047,627        1,367,392

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                          (    117,859)   (     634,603)
 Construction of leasehold improvements                   --    (       1,330)
 Payment for purchase of acquired entity                  --    (     642,840)
 Net change in cash restricted for equipment
  financing purposes                                      --          330,000
 Other                                          (     17,351)         107,978

NET CASH USED IN INVESTING ACTIVITIES           (    135,210)   (     840,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under long-term debt
  and  capital leases:
   Third parties                                (  1,400,110)   (   1,004,909)
   Related parties                              (     61,340)              --
 Principal pay-off of capital leases            (  4,236,435)              --
 Extraordinary loss on early
  extinguishment of debt                        (    296,000)              --
 Issuance of Common Stock from exercise of
  warrants and stock options                      12,004,317               --

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                              6,010,432    (   1,004,909)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS - (unrestricted)                      8,922,849    (     478,312)

CASH AND CASH EQUIVALENTS - (unrestricted) -
 Beginning of period                               4,643,158        2,341,519

CASH AND CASH EQUIVALENTS - (unrestricted) -
 End of period                                   $13,566,007       $1,863,207




               See Notes to Consolidated Financial Statements.



                SMT Health Services Inc. and Subsidiaries

       Consolidated Statements of Changes in Stockholders' Equity

               For The Three Month Period Ended March 31, 1997
                              (Unaudited)



                                                         Retained
                                              Additional Earnings/    Total
                Common Stock  Preferred Stock Paid-In    (Accum. Stockholders'
               Shares  Amount  Shares Amount  Capital    Deficit)    Equity

BALANCES
 -December
  31, 1996    3,695,030 $36,950   --  $ --  $12,081,614 ($719,021) $11,399,543

Exercise of
 Warrants and
 Stock Options
 (Note 8)     1,988,970  19,890   --    --   11,984,427        --   12,004,317
Tax Adjustment
 Resulting
 From Stock
 Option and
 Warrant
 Exercises
 (Note 5)            --      --   --    --      145,000        --      145,000
Net Income           --      --   --    --           --   580,768      580,768


BALANCES
 -March 31,
  1997        5,684,000 $56,840   --  $ --  $24,211,041 $ 138,253) $24,129,628



              See Notes to Consolidated Financial Statements.




                  SMT HEALTH SERVICES INC. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

NOTE 1 - BASIS OF PRESENTATION

SMT Health Services Inc. and its wholly owned subsidiaries (the "Company") are engaged primarily in providing medical diagnostic imaging services to hospitals, physicians and patients. The Company, through its subsidiaries, currently operates nineteen (including a new MRI unitacquired in April 1997) mobile Magnetic Resonance Imaging (MRI) Units ("MRI Units") in Pennsylvania, West Virginia, North Carolina, South Carolina, Virginia, Kentucky and Ohio.

The Company's Common Stock currently trade on the National Association of Securities Dealers, Inc. Automated Quotations Systems (NASDAQ) National Market System under the symbol "SHED".

The unaudited consolidated financial statements as of and for the three month periods ended March 31, 1997 and 1996 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The financial statements reflect normal recurring accounting adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results for the entire current fiscal year ending December 31, 1997. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996 which is on file at the Securities and Exchange Commission.

Certain amounts in the March 31, 1996 Statements of Earnings and Cash Flows have been reclassified to conform with the March 31, 1997 presentation.


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

                              MARCH 31, 1997

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

The Company's options and warrants to acquire Common Shares exceeded 20% of the number of Common Shares outstanding for the three months ended March 31, 1997 and 1996 and accordingly, the Treasury Stock Method has been modified in determining the dilutive effect of the options and warrants on earnings per share data for those periods.

Fully diluted earnings per common share are anti-dilutive and, accordingly, are not presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This Statement is effective for financial statements issued for periods ending after December 15, 1997 including "interim" periods and earlier application is not permitted. In summary, the Statement simplifies the standards for computing earnings per share primarily found in APB Opinion No. 15, Earnings Per Share and makes them comparable to international standards. The standard replaces the presentation of Primary Earnings Per Share with a presentation of Basic Earnings Per Share. It also requires dual presentation of basic and diluted earnings per share on the income statement of all entities with complex capital structures.

Basic EPS excludes dilution and is computed by dividing income available to Common Stockholders by the weighted average number of Common Shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.



                 SMT HEALTH SERVICES INC. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

                              MARCH 31, 1997

NOTE 2 - NET EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT
         (Continued)

Had the Company been permitted to adopt the Statement as of January 1, 1997, the first quarter pro forma Basic and Diluted EPS would have been:

                                              Three Months    Three Months
                                                  Ended           Ended
                                            March 31, 1997   March 31, 1996
Basic:
  Earnings before extraordinary item            $    .17       $    .16
  Extraordinary loss per share                 (     .04)            --
     Net Basic Earnings per share               $    .13       $    .16

Diluted:
  Earnings before extraordinary item            $    .16       $    .13
  Extraordinary loss per share                 (     .04)            --
     Net Diluted Earnings per share             $    .12       $    .13

  Weighted Average Shares Outstanding          4,442,714      2,840,208


NOTE 3 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The Company is engaged primarily in providing mobile MRI services to small-to -medium-sized hospitals in Pennsylvania, West Virginia, North Carolina, South Carolina, Virginia, Kentucky and Ohio.

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

  Certain Significant Estimates: The Company operates mobile MRI Units which are capital intensive and subject to changes in technology. The Company primarily leases or finances such equipment over a 60 month period and depreciates the equipment over the respective finance period to an estimated residual value which typically approximates 20% of the original cost of the equipment. The useful lives and residual values estimated by management are considered significant estimates. Management does not currently anticipate significant technological advances which could significantly affect its estimates.



                  SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

                                MARCH 31, 1997

NOTE 3 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

The Company is not dependent on any one customer or geographic region as a source of its revenues. However, the Company utilizes the services of Hospital Shared Services to process approximately 29% of its billings and collections.


NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

                                               March 31,       December 31,
                                                 1997              1996

   Capital lease and loan obligations        $21,419,349       $27,209,926

   Less current portion                        5,358,792         6,349,962

                                             $16,060,557       $20,859,964


The total cost and accumulated amortization of property securing capital lease and loan obligations at March 31, 1997 were approximately $29,574,000 and $6,279,000, respectively. Interest rates related to such long-term debt and capital leases range from approximately 8.0% to 10.5%.

During March 1997, the Company paid-off the remaining principal balance of three capital lease obligations totaling $4,236,000. The interest rates under these capital leases ranged from 10.6% to 13.5% and the monthly cashflow savings approximates $128,000 (Note 10).

The long-term debt and capital lease obligations balance includes approximately $786,000 of capital lease obligations due to third parties related to the equipment at the Auburn Regional Center for Cancer Care and Airport Regional Imaging Center, which the Company had treated as discontinued operations and sold in October 1994 and June 1995, respectively. Accordingly, the Company has recorded an offsetting receivable for the lease receivables due from the purchasers of the centers. Such lease receivables are secured by the equipment and accounts receivable of the centers.




                  SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

                                MARCH 31, 1997

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

As a result of the exercise of stock options and warrants pursuant to the Company's 1991 Employee Stock Option Plan and the 1995 Director Warrant Plan, respectively, during the first quarter of 1997, the Company is entitled to a tax deduction of approximately $582,000. The deduction relates to the difference between the option exercise price and the fair market value of the Common Stock at the time of such exercises. In accordance with SFAS 109, the Company recorded a deferred tax asset of approximately $145,000 related to this deduction and in accordance with Accounting Principles Board Opinion 25 (APB 25) a corresponding credit was made to additional paid-in capital. Management believes no deferred tax asset valuation allowance is necessary as of March 31, 1997.

At March 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $5.9 million and $7.1 million, respectively, which are available to offset future federal and state taxable income through 2010 and 1999, respectively.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The total amount of interest payments during the three months ended March 31, 1997 and 1996 were approximately $640,000 and $471,000, respectively. In addition, income tax payments for the three month periods ended March 31, 1997 and 1996 were approximately $8,800 and $56,000, respectively.


NOTE 7 - ACQUISITION

On March 21, 1996, the Company purchased certain assets of a mobile provider which operated mobile units in the state of North Carolina (the "Seller"). The purchase price approximated $600,000 in cash [net of negotiated trade-in value of approximately $500,000 (which approximated the purchase price of the units acquired) for two of the Seller's mobile MRI units] in exchange for MRI Programs including Certificate of Need licenses or exemptions and certain customer service contracts. The Company traded-in and upgraded one of the purchased units to newer technology in April 1996 and traded-in and upgraded the second unit during July 1996.



                SMT HEALTH SERVICES INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

                                MARCH 31, 1997

NOTE 8 - STOCK OPTIONS AND WARRANTS

During the first quarter of 1997, stock options and Warrants covering 20,000 and 80,250 shares of Common Stock, respectively, were exercised pursuant to the Company's 1991 Employee Stock Option Plan and the 1995 Director Warrant Plan. The Company received approximately $46,000 and $291,000 as a result of such stock option and Warrant exercises, respectively. At March 31, 1997 options to purchase 619,432 shares and Warrants to purchase 454,750 shares were exercisable pursuant to the employee stock option plans and director warrant plan, respectively.

During January through March 4, 1997 (the publicly traded Warrants expired at 5:00 p.m. on March 4, 1997) 1,677,000 Warrants were exercised and the Company issued 1,882,000 shares of Common Stock of the Company. The Company received net cash proceeds of approximately $11.7 million as a result of such Warrant exercises. The Warrants ceased trading on March 5, 1997.


NOTE 9 - COMMON STOCK DIVIDEND

On January 14, 1997, the Company issued 247,130 Common Shares in accordance with a 7% Common Stock dividend for all shareholders of record on January 10, 1997. The December 31, 1996 financial statements have been adjusted to reflect this post balance sheet equity activity. Further, in accordance with APB 15, the Company has reflected the 7% Common Stock dividend in calculating earnings per share for both periods presented.


NOTE 10 - EXTINGUISHMENT OF DEBT

During March 1997 the Company paid-off the remaining principal balance of three capital lease obligations totaling $4,236,000. The total amount paid to extinguish the capital leases totaled $4,532,000. The difference between the amount paid to extinguish the capital leases and the net carrying amount of the debt totaled $296,000, relating primarily to pre-payment penalties, and has been recorded as an extraordinary loss, net of income taxes, in accordance with Accounting Principles Board Opinion No. 26 Early Extinguishment of Debt (APB 26). The interest rates under the capital leases ranged from 10.6% to 13.5%. The monthly cashflow savings approximates $128,000 and the interest expense savings for 1997 approximates $400,000 before income taxes.



                  SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                MARCH 31, 1997

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







                                  Percentage of Revenue    Increase (Decrease)
                                                                Prior Year


                                          Three                   Three
                                       Months Ended           Months Ended

                                  3/31/97      3/31/96           3/31/97


Revenues                            100%        100%            $2,160,000

Cost & Expenses:
 Operating                           31%         33%               619,000
 Depreciation & Amortization         24%         24%               571,000
 S, G & A                            15%         16%               260,000
 Interest                            10%         11%               145,000

Total Costs and Expenses             80%         84%             1,595,000


Income Before Income Taxes and
Extraordinary Item                   20%         16%               565,000

Income Taxes                          8%          5%               261,000

Net Income Before
Extraordinary Item                   12%         11%               304,000

Extraordinary Loss on Early
Extinguishment of Debt                3%         --                181,000

Net Income                            9%         11%              $123,000




                 SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                MARCH 31, 1997


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS.  (continued)

Three Months Ended March 31, 1997 Compared To The Three Months Ended March 31, 1996

Revenues for the first quarter of 1997 increased $2,160,000, or 52%, to $6,341,000 compared to $4,181,000 for the first quarter of 1996. The increase in revenue is principally due to three new units placed into service during the latter part of the 1996 first quarter as well as four additional units subsequently placed into service during 1996. In addition, the upgrade of three units to newer technology during 1996 and increased utilization of the Company's mobile MRI units also contributed to the increased revenue.
Revenues derived from hospitals which the Company serviced in both comparable periods increased approximately 22% during the first quarter of 1997 compared to the first quarter of 1996 primarily as a result of increased MRI procedures. The Company operated an average of approximately 18 units during the first quarter of 1997 compared to approximately 12 units during the 1996 first quarter. During the first quarter of 1997, the Company performed 15,137 MRI scans representing an increase of 5,645, or 59%, over the 9,492 MRI scans during the first quarter of 1996. Average scans per day per unit increased
 .6 to 11.6 scans per day during the first quarter 1997 compared to 11.0 during the first quarter 1996. The average fee per scan approximated $398 for the first quarter of 1997 versus $420 for the first quarter of 1996.
The $22, or 5%, decrease in average fee per scan primarily related to discounted fees provided to customers based upon higher scan volumes.

Operating expenses increased $619,000, or 45%, to $1,985,000 during the first quarter of 1997 compared to $1,366,000 during the first quarter of 1996. Approximately $542,000, or 88%, of the increase is due to operating expenses associated with the three new units purchased between February and March of the 1996 first quarter as well as the four additional units subsequently purchased during 1996. The remaining increase of $77,000, or 12%, is primarily due to higher payroll costs for operational personnel slightly offset by lower maintenance contract and employee benefits expense.
Operating expenses per scan decreased $13, or 9%, to approximately $131 compared to $144 per scan during the first quarter of 1996 primarily due to higher scan volumes.

Depreciation and amortization expenses increased $571,000, or 58%, in the first quarter of 1997 to $1,560,000 from $989,000 during the first quarter of 1996. This increase was primarily due to depreciation expense associated with the three new units purchased between February and March of the 1996 first quarter, the four additional units subsequently purchased during 1996 as well as the upgrade of three units to newer technology during 1996.

Selling, general and administrative costs in the first quarter of 1997 increased $260,000 to $942,000, or 15% of revenues, compared to $682,000, or 16% of revenues during the first quarter of 1996. The increase is primarily due to an approximate $139,000 increase in executive compensation and costs related to the Company's management bonus plan. The remaining increase is primarily due to higher marketing and advertising related to the Company's Joint Commission accreditation and stock promotion costs.



                  SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                MARCH 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Three Months Ended March 31, 1997 Compared To The Three Months Ended March 31, 1996
                                (Continued)

Interest expense for the first quarter of 1997 increased $145,000 to $602,000 from $457,000 in the first quarter of 1996, primarily as a result of the three new units purchased between February and March of the 1996 first quarter, the four additional units subsequently purchased during 1996 as well as the upgrade of three units to newer technology during 1996. However, interest expense decreased as a percentage of revenue to 10% in the first quarter of 1997 compared to 11% of revenue in the first quarter of 1996. This decrease as a percentage of revenue is primarily due to higher down payments on new and upgraded mobile MRI units as well as more favorable lease terms obtained on unit financings and refinancings during 1996.

The Company reported net income before an extraordinary loss of $762,000, or $.16 per share, during the first quarter of 1997 versus $458,000, or $.13 per share during the first quarter of 1996. Income tax expense for the first quarter of 1997 was $490,000, an effective tax rate of approximately 39%, as compared to income tax expense of $229,000, an effective tax rate of approximately 33%, for the first quarter of 1996. The increase in income tax expense reflects the significant increase in profitability of the Company during the first quarter of 1997. The Company reported an extraordinary loss on early extinguishment of debt (see Note 10 to the Company's Unaudited Consolidated Financial Statements included in Item 1 and incorporated herein by reference) of $181,000, or $.04 per share, net of an income tax benefit of $115,000, primarily as a result of pre-payment penalties related to the debt pay-off.

During the three months ended March 31, 1997, the Company's cash provided by operations was $3,048,000 as compared to $1,367,000 during the three months ended March 31, 1996. This increase of $1,681,000 is primarily due to approximately $991,000 of increased income before depreciation and amortization and an extraordinary loss on financing activities, $105,000 increase in deferred income tax expense, increased accounts payable and other current liabilities of $409,000, and a $205,000 decrease in other assets primarily due to the collection of a sales tax refund in January 1997.

The Company used cash in investing activities during the three months ended March 31, 1997 of $135,000, primarily related to the purchase of various types of equipment.



                 SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                MARCH 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company obtained cash from financing activities during the three months ended March 31, 1997 of approximately $6,010,000 primarily related to the $12,004,000 received upon the exercise of warrants and stock options during the first quarter of 1997, including the conversion of 1,677,000 publicly traded warrants which resulted in the issuance of 1,882,000 shares of Common Stock and proceeds of approximately $11,700,000 (see Note 8 to the Company's Unaudited Consolidated Financial Statements included in Item 1 and incorporated herein by reference). This increase was offset by $1,461,000 of principal payments under long-term debt and capital leases as well as the principal pay-off of three capital leases totaling $4,532,000. The interest rates under these capital leases ranged from 10.6% to 13.5% and will result in monthly cashflow savings of approximately $128,000 (see Note 10 to the Company's Unaudited Consolidated Financial Statements included in Item 1 and incorporated herein by reference). The Company experienced a net increase in unrestricted cash and cash equivalents of approximately $8,923,000 during the three months ended March 31, 1997 and maintained an unrestricted cash balance at March 31, 1997 of approximately $13,566,000. The Company also maintained a restricted cash balance of $400,000 at March 31, 1997.

The Company's trade accounts receivable balance increased by $259,000 to $1,986,000 at March 31, 1997, primarily due to higher service revenues during the quarter ended March 31, 1997. In the experience of the Company, average accounts receivable collections typically do not exceed 40 days, as there are no billings subject to traditional third-party payors, and the accounts receivable balance turned over approximately three times during the three months ended March 31, 1997. Approximately 29% of the Company's billings and collections are processed through Hospital Shared Services ("HSS"), a representative of certain hospitals. As a fee for these services, HSS retains approximately 2.5% of gross billings to these hospitals and the Company records the service revenues and related receivables net of such fees.

At March 31, 1997, the Company had working capital of $10,134,000. In addition, the Company's cash flow from operations totaled $3,048,000 for the three months ended March 31, 1997 and the Company continues to generate a positive cash flow. The Company has been able to meet all past debt service obligations, currently is able to meet all such obligations, and anticipates it will continue to meet such obligations. As in the past, management anticipates that such obligations will be funded by the revenues generated by the Mobile Units.

To date, the Company has financed its equipment acquisitions and working capital requirements with loans and leases, from internal cash flow and capital contributions. As of March 31, 1997, the Company was a party to leases and loans covering all but three of its mobile MRI units. The aggregate outstanding principal balance of all such leases and loans was approximately $21,419,000 at March 31, 1997.



                  SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                MARCH 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has outstanding a letter-of-credit totaling $400,000 related to equipment financing at a freestanding diagnostic imaging center which it sold in June 1995 and on which it remains obligated (see Note 4 of the Company's Unaudited Consolidated Financial Statements included in Item 1, which is incorporated herein by reference).

During the three months ended March 31, 1997, the Company signed long-term contracts with 6 new customers and extended for an additional two to three years 2 existing customer contracts. As of March 31, 1997, the Company serviced approximately 81 total customers.

At March 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $5.9 million and $7.1 million, respectively, which are available to offset future federal and state taxable income through 2010 and 1999, respectively (See Note 5 of the Company's Unaudited Consolidated Financial Statements included in Item 1 and incorporated herein by reference).

On January 14, 1997, the Company paid a 7% Common Stock dividend to all shareholders of record on January 10, 1997 (See Note 9 of the Company's Unaudited Consolidated Financial Statements included in Item 1 and incorporated herein by reference).

The Company received Accreditation with Commendation from the Joint Commission for the Accreditation of Healthcare Organizations ("JCAHO") in January 1997.

During January through March 4, 1997, approximately 1,677,000 Warrants were exercised and the Company issued approximately 1,882,000 shares of its Common Stock. The Company received net cash proceeds of approximately $11.7 million as a result of such Warrant exercises (See Note 8 of the Company's Unaudited Consolidated Financial Statements included in Item 1, which is incorporated herein by reference).

On April 12, 1997 the Company took delivery of and began operation of a new
1.0 Tesla mobile MRI unit. This unit cost approximately $1.9 million and the Company financed approximately $1.5 million over a 60 month period requiring monthly payments of approximately $30,000.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This Statement is effective for financial statements issued for periods ending after December 15, 1997 including "interim" periods and earlier application is not permitted. In summary, the Statement simplifies the standards for computing earnings per share primarily found in APB Opinion No. 15, Earnings Per Share and makes them comparable to international standards. The standard replaces the presentation of Primary Earnings Per Share with a presentation of Basic Earnings



                 SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                               MARCH 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Per Share. It also requires dual presentation of basic and diluted earnings per share on the income statement of all entities with complex capital structures.

Basic EPS excludes dilution and is computed by dividing income available to Common Stockholders by the weighted average number of Common Shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

Had the Company been permitted to adopt the Statement as of January 1, 1997, the first quarter pro forma Basic and Diluted EPS would have been:

                                               Three Months    Three Months
                                                   Ended           Ended
                                              March 31, 1997  March 31, 1996
Basic:
     Earnings before extraordinary item           $   .17        $   .16
     Extraordinary loss per share                (    .04)            --
        Net Basic Earnings per share              $   .13        $   .16

Diluted:
     Earnings before extraordinary item           $   .16        $   .13
     Extraordinary loss per share                (    .04)            --
        Net Diluted Earnings per share            $   .12        $   .13

     Weighted Average Shares Outstanding        4,442,714      2,840,208

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



                          PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits.

          11.01          Earnings Per Share Computation .Filed herewith.
          27.01          Financial Data Schedule . .Filed herewith.
          99.01          Press release dated March 17, 1997. .Filed herewith.
          99.02          Press release dated April 23, 1997. .Filed herewith.



      (b) Report on Form 8-K.

          During the quarter ended March 31, 1997, the Company filed one report on Form 8-K for the press release dated February 5, 1997 regarding the 1996 earnings.





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the understanding thereunto duly authorized.




                           SMT Health Services Inc.
                                 (Registrant)






Date: May 12, 1997            By:          /s/ Jeff D. Bergman
                                    Jeff D. Bergman
                                    Chairman and Chief Executive Officer




Date: May 7, 1997             By:       /s/ David A. Zynn
                                    David A. Zynn
                                    Chief Financial Officer, Treasurer
                                    and Principal Accounting Officer




                          EXHIBIT INDEX


Exhibit No.                                       Reference

11.01   Earnings Per Share Computation          Filed herewith.

27.01   Financial Data Schedule                 Filed herewith.

99.01   Press release dated March 17, 1997      Filed herewith.

99.02   Press release dated April 23, 1997      Filed herewith.







11.01

                                      SMT
                  EPS Calculation-Modified Treasury Stock Method
               Year Ended December 31, 1997 (First Quarter 3/31/97)
                            (Before Extraordinary Item)

                                  Exercise    Assumed    Tax        Total
Assumptions           Shares      Price       Proceeds   Benefit    Proceeds

Net income
before
extraordinary item   $761,768
Common Shares
  Outstanding       4,442,714

20% of Common
 Shares
 Outstanding          888,543


Common Stock
Equivalent (Aggregate):
 Warrants-IPO               0     $7.00             $0
 Effect of 5% Dividend      0
 Options- employees
  1993 Grant          129,764     $3.10       $402,268   $274,165
  1994 Grant               54     $1.27            $69       $152
  1995 Grant           19,323     $2.29        $44,250    $46,773
  1995 Grant- #2      160,500     $3.54       $568,170   $312,269
  1996 Grant           42,479     $4.19       $177,987    $72,155
  1996 Grant #2       267,500     $6.40     $1,712,000   $229,729
  1997 Grant                0    $10.00             $0         $0

Options- Directors:
  1992 Grant            2,247     $2.99         $6,719     $4,841
  1993 Grant            2,247     $1.66         $3,730     $5,977
  1994 Grant            2,247     $2.05         $4,606     $5,644
  1995 Grant            2,247     $4.07         $9,145     $3,919
  1996 Grant            6,741     $6.21        $41,862     $6,276

Warrants-Directors
 All                  425,000     $3.88     $1,649,000   $771,970
 7% Dividend           29,750     $0.00             $0

Warrants- Commonwealth      0     $4.47             $0

Underwriter options         0     $5.94             $0
 Underwriter
   Warrants (Unit)          0     $7.00             $0
 5% dividend on
   Warrants                 0

Total CSE
 Aggregate          1,090,099                4,619,805  1,733,870  $6,353,676


Average and Quarter End Market
Value:
  Average Closing Bid           $8.66
  Quarter End  Closing Bid      $8.50


Computation:         Primary              Fully Diluted

Total Proceeds    $6,353,676                $6,353,676

Application of
assumed proceeds:
 Toward
 repurchase of
 o/s shares       $6,353,676                $6,353,676

 Toward Paydown
 of debt                  $0                        $0
                  $6,353,676                $6,353,676

Adjustment to
Net Income:
 Net income         $761,768                  $761,768

Interest expense
reduction:

 Debt paydown
 * avg. int rate
 * tax effec              $0                        $0

 Adjusted
 Net Income         $761,768                  $761,768

Adjustments
to Shares
Outstanding:

 Actual
 shares o/s        4,442,714                 4,442,714

 Net additional
 shares              356,418                   342,608

 Adjusted
 shares o/s        4,799,132                 4,785,322

Earnings Per
Share before
extraordinary item:
 Before adjustment    $0.17                     $0.17
 After adjustment    $0.159                     $0.16






                                    SMT
              EPS Calculation-Modified Treasury Stock Method
           Year Ended December 31, 1997 (First Quarter 3/31/97)
                         (After Extraordinary Item)

                                  Exercise    Assumed    Tax       Total
    Assumptions       Shares      Price       Proceeds   Benefit   Proceeds

Net income
after
Extraordinary
item                 $580,768

Common Shares
 Outstanding        4,442,714
20% of Common
 Shares Outstanding   888,543
Common Stock
Equivalent
(Aggregate):
 Warrants-IPO               0    $7.00            $0
  Effect of
  5% Dividend               0
 Options- employees
  1993 Grant          129,764    $3.10      $402,268    $274,165
  1994 Grant               54    $1.27           $69        $152
  1995 Grant           19,323    $2.29       $44,250     $46,773
  1995 Grant- #2      160,500    $3.54      $568,170    $312,269
  1996 Grant           42,479    $4.19      $177,987     $72,155
  1996 Grant #2       267,500    $6.40    $1,712,000    $229,729
  1997 Grant                0   $10.00            $0          $0

 Options- Directors:
  1992 Grant            2,247    $2.99        $6,719      $4,841
  1993 Grant            2,247    $1.66        $3,730      $5,977
  1994 Grant            2,247    $2.05        $4,606      $5,644
  1995 Grant            2,247    $4.07        $9,145      $3,919
  1996 Grant            6,741    $6.21       $41,862      $6,276

 Warrants-Directors
  All                 425,000    $3.88    $1,649,000    $771,970
  7% Dividend          29,750    $0.00            $0

 Warrants- Commonwealth     0    $4.47            $0

 Underwriter options        0    $5.94            $0
  Underwriter
  Warrants (Unit)           0    $7.00            $0
  5% dividend on
  Warrants                  0

Total CSE Aggregate 1,090,099              4,619,805   1,733,870   $6,353,676



Average and Quarter End Market Value:
  Average Closing Bid                    $8.66
  Quarter End  Closing Bid               $8.50




Computation:          Primary            FullyDiluted

Total Proceeds     $6,353,676             $6,353,676

Application of
assumed proceeds:
 Toward
 repurchase of
 o/s shares        $6,353,676             $6,353,676

 Toward
 Paydown of debt           $0                     $0

                   $6,353,676             $6,353,676


Adjustment to
Net Income:
 Net income          $580,768               $580,768
 Interest expense
 reduction:
 Debt paydown
 * avg. int rate
 * tax effec               $0                     $0
 Adjusted Net Income $580,768               $580,768

Adjustments to
Shares Outstanding:
 Actual shares o/s  4,442,714              4,442,714
 Net additional
 shares               356,418                342,608
Adjusted shares
 o/s                4,799,132              4,785,322

Earnings Per Share
after extraordinary
item:
 Before adjustment      $0.13                  $0.13
 After adjustment      $0.121                  $0.12






99.01


Contact:   David Zynn, CFO              James K. White, Managing Director
           SMT Health Services Inc.     Kehoe, White, Savage & Company, Inc.
           (412) 933-3300               (310) 437-0655
           http://www.smthealth.com



                         SMT HEALTH SERVICES INC.
                     ANNOUNCES 99.5% WARRANT CONVERSION


Pittsburgh, PA, March 17, 1997  -- SMT Health Services Inc. (NASDAQ/NMS:
SHED) today announced that 1,677,000, or 99.5%, of the publicly- traded warrants (SHEDW) were converted to Common Stock on or before March 4, 1997, the Warrant expiration date. As a result of the Warrant conversions, the Company issued 1,882,000 shares of Common Stock and received proceeds of approximately $11.7 million.

The Company's total Common Shares outstanding as of the date of this announcement totaled approximately 5,685,000 and the Company maintained a total cash balance of approximately $18.0 million.

SMT Health Services Inc., through its current fleet of eighteen mobile MRI units, provides diagnostic imaging services to healthcare providers in Pennsylvania, West Virginia, North Carolina, South Carolina, Virginia, Ohio and Kentucky.








99.02



Contact:   David Zynn, CFO              James K. White, Managing Director
           SMT Health Services Inc.     Kehoe, White, Savage & Company, Inc.
           (412) 933-3300               (310) 437-0655
           http://www.smthealth.com


         SMT HEALTH SERVICES INC. REPORTS FIRST QUARTER NET INCOME BEFORE AN EXTRAORDINARY ITEM INCREASES 67%; REVENUES RISE
        52%; REVENUES DERIVED FROM EXISTING CUSTOMERS INCREASES 22%


Pittsburgh, PA, April 23, 1997  -- SMT Health Services Inc. (NASDAQ/NMS:
SHED) today reported that net income for the quarter ended March 31, 1997, before an extraordinary loss on extinguishment of debt, increased 67% to $762,000, or $.16 per share, from $457,000, or $.13 per share, for the first quarter of 1996. Revenues for the first quarter of 1997 increased $2,160,000, or 52%, to $6,341,000 from $4,181,000 for the first quarter of 1996. The Company attributed the income and revenue gain to increased revenues from six new mobile units placed into service during 1996 as well as a 22% increase in revenues derived from hospitals which the Company serviced during both comparable quarters. Earnings gains were partially offset by a higher effective tax rate of approximately 39% in the first quarter of 1997 versus approximately 33% during the first quarter of 1996.

On March 17, 1997, the Company announced the conversion of 99.5% of its publicly traded warrants which raised approximately $11.7 million. As a result of the warrant conversion, at March 31, 1997 the Company had 5,684,000 shares of Common Stock outstanding. The Company utilized approximately $4.5 million of the proceeds to pay off three MRI unit leases with interest rates ranging from 10.6% to 13.5%. The Company reported an extraordinary loss, net of income tax benefit, of $181,000, or $.04 per share, related to the early extinguishment of such leases. At March 31, 1997 the Company's cash balance totaled $13,966,000 and its long term debt and capital lease obligations totaled $21,420,000, reflecting the pay off of the three leases.

The Company also reported that it took delivery and began operation on April 12, 1997 of a previously announced mobile MRI unit servicing hospital clients in the North Carolina and South Carolina regions.

SMT Health Services Inc., through its current fleet of nineteen mobile MRI units, provides diagnostic imaging services to healthcare providers in Pennsylvania, West Virginia, North Carolina, South Carolina, Virginia, Ohio and Kentucky.

                              (table follows)



                           SMT HEALTH SERVICES INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED SUMMARY OF OPERATIONS


                                 For The Three Months Ended
                                           March 31,
                                    1997             1996

       Total Revenues            $6,341,000      $4,181,000

       Operating Expenses         1,985,000       1,366,000

       Depreciation and
         Amortization             1,560,000         989,000

       Selling, General and
         Administrative             942,000         683,000

       Interest Expense             602,000         457,000

       Total Costs and Expenses   5,089,000       3,495,000

       Income Before Income
        Taxes and
        Extraordinary Item        1,252,000         686,000

       Income Taxes                 490,000         229,000

       Net Income Before
         Extraordinary Item         762,000         457,000

       Extraordinary Loss On
        Early Extinguishment
        of Debt Net of Income
        Tax Benefit of $115,000     181,000              --

       Net Income               $   581,000    $    457,000

       Earnings Per Common Share:
         Earnings Before
          Extraordinary Items   $       .16    $        .13
         Extraordinary Loss
          Per Share            (        .04)             --
         Net Earnings Per
          Common Share          $       .12    $        .13

       Average Number of
         Shares Outstanding       4,442,714       2,654,400


                              #      #      #











                              #      #      #