Form 10-Q
period 1997-06-30
SMT HEALTH SERVICES INC
filed 1997-08-14
CIK 881917

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   X
 ----- Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

At June 30, 1997, 5,746,300 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   SMT Health Services Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                June 30,    December 31,
                                                                 1997            1996
                                                               ---------    -----------
ASSETS                                                        (unaudited)
------
CURRENT ASSETS:
 Cash and cash equivalents - unrestricted                     $13,513,262   $ 4,643,158
 Cash and cash equivalents - restricted                           400,000       400,000
 Accounts receivable - no allowance for doubtful
     accounts                                                   2,127,781     1,726,442
 Notes receivable - current portion                                26,706        52,240
 Receivable from the sale of leases secured by equipment
     - current portion (Note 4)                                   284,640       387,999
 Other current assets                                             367,244       615,257
                                                              -----------   -----------
       Total current assets                                    16,719,633     7,825,096
                                                              -----------   -----------
PROPERTY AND EQUIPMENT:
 Equipment                                                        203,779       200,709
 Furniture and fixtures                                            53,217        43,055
 Vehicles                                                         223,611       162,915
 Leasehold improvements                                            32,995        28,495
 Mobile MRI equipment                                          41,773,266    35,932,207
                                                              -----------   -----------
       Total property and equipment                            42,286,868    36,367,381

 Less accumulated depreciation and amortization               ( 9,798,183)  ( 6,734,353)
                                                              -----------   -----------
       Property and equipment, net                             32,488,685    29,633,028
                                                              -----------   -----------
OTHER ASSETS:
  Receivable from the sale of leases secured by equipment
     - noncurrent (Note 4)                                        385,403       490,591
  Contract and license acquisition costs, net of
     accumulated amortization of $129,000 and
     $15,000, respectively                                        590,353       631,933
  Deposits and other assets                                       552,241       594,915
  Deferred income taxes                                                --       322,000
                                                              -----------   -----------
       Total other assets                                       1,527,997     2,039,439
                                                              -----------    ----------
TOTAL ASSETS                                                  $50,736,315   $39,497,563
                                                              ===========   ===========

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                                                              June 30,     December  31,
                                                                1997           1996
                                                             ----------    -------------
                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                            $   887,543     $   363,682
 Accrued wages and related taxes                                 117,498         111,664
 Current portion of long-term debt and capital
   lease obligations                                           5,927,827       6,349,962
 Other current liabilities                                     1,103,576         412,748
                                                             -----------     -----------
       Total current liabilities                               8,036,444       7,238,056
                                                             -----------     -----------
Deferred tax liability                                           173,000              --

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS -
   less current portion                                       17,152,347      20,859,964
                                                             -----------     -----------
       Total liabilities                                      25,361,791      28,098,020
                                                             -----------     -----------
STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value; authorized
   10,000,000 shares; issued and outstanding 5,746,300
   and 3,695,030, respectively                                    57,463          36,950
 Cumulative Convertible Preferred Stock; $0.01 par value;
   authorized 994,600 shares; no shares issued and
   outstanding                                                       --              --
 Additional paid-in capital (Note 5)                          24,576,612      12,081,614
 Retained earnings (accumulated deficit)                         740,449        (719,021)
                                                             -----------     -----------
       Total stockholders' equity                             25,374,524      11,399,543
                                                             -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $50,736,315     $39,497,563
                                                             ===========     ===========


                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                Consolidated Statements of Earnings (unaudited)

                                                             Three Months   Three Months
                                                                 Ended          Ended
                                                             June 30, 1997  June 30, 1996
                                                             -------------  -------------
REVENUES:
   Service revenue                                              $6,774,955     $4,596,571
   Interest income                                                 172,535         31,104
                                                                ----------     ----------
       Total revenues                                            6,947,490      4,627,675
                                                                ----------     ----------
COSTS AND EXPENSES:
   Operating expenses                                            2,167,459      1,524,754
   Depreciation and amortization                                 1,633,880      1,119,823
   Selling, general and administrative                             965,461        690,967
   Professional fees related to acquisition (Note 11)              220,000             --
   Interest - third parties                                        444,289        489,136
   Interest - related parties                                       32,699             --
                                                                ----------     ----------
       Total costs and expenses                                  5,463,788      3,824,680
                                                                ----------     ----------

Income before income taxes                                       1,483,702        802,995

Income taxes (Note 5)                                              605,000        240,000
                                                                ----------     ----------

Net income                                                      $  878,702     $  562,995
                                                                ==========     ==========

Earnings Per Common Share                                             $.15           $.14
                                                                ==========     ==========

Weighted Average Shares outstanding (Note 2)                     5,718,000      2,998,000
                                                                ==========     ==========

                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

                Consolidated Statements of Earnings (unaudited)


                                                               Six Months     Six Months
                                                                 Ended          Ended
                                                             June 30, 1997  June 30, 1996
                                                             -------------  -------------
REVENUES:
   Service revenue                                               $13,014,262  $8,724,606
   Interest income                                                   274,603      84,270
                                                                 -----------  ----------
       Total revenues                                             13,288,865   8,808,876
                                                                 -----------  ----------
COSTS AND EXPENSES:
   Operating expenses                                              4,152,758   2,890,727
   Depreciation and amortization                                   3,193,672   2,108,997
   Selling, general and administrative                             1,907,332   1,373,233
   Professional fees related to acquisition (Note 11)                220,000          --
   Interest - third parties                                        1,012,762     946,443
   Interest - related parties                                         66,871          --
                                                                 -----------  ----------

       Total costs and expenses                                   10,553,395   7,319,400
                                                                 -----------  ----------

Income before income taxes and extraordinary item                  2,735,470   1,489,476

Income taxes (Note 5)                                              1,095,000     469,000
                                                                 -----------  ----------

Net income before extraordinary item                               1,640,470   1,020,476

Extraordinary loss on early extinguishment of
   debt (net of income tax benefit of $115,000)
   (Note 10)                                                         181,000          --
                                                                 -----------  ----------

Net income                                                       $ 1,459,470  $1,020,476
                                                                 ===========  ==========
Earnings Per Common Share:
   Earnings before extraordinary item                                   $.30        $.27
   Extraordinary loss per share (Note 10)                               (.03)         --
                                                                 -----------  ----------
       Net earnings per Common Share                             $       .27        $.27
                                                                 ===========  ==========

Weighted Average Shares outstanding (Note 2)                       5,081,000   2,919,000
                                                                 ===========  ==========


                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

               Consolidated Statements of Cash Flows (unaudited)

                                                                                  Ended              Ended
                                                                               June 30, 1997      June 30, 1996
                                                                             ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $  1,459,470      $  1,020,476

 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Extraordinary loss on early  extinguishment of debt                               296,000                --
   Depreciation and amortization                                                   3,193,672         2,108,997
   Deferred income taxes                                                             740,000           359,000
 Changes in assets and liabilities:
   Accounts and notes receivable                                                    (375,805)         (244,708)
   Other current assets                                                              248,013          (179,106)
   Accounts payable and other                                                      1,214,689           (53,075)
   Accrued wages and related taxes                                                     5,834            12,866
                                                                                ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          6,781,873         3,024,450
                                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                          (2,983,426)       (1,389,258)
   Construction of leasehold improvements                                             (4,500)           (1,330)
   Payment for purchase of acquired entity                                                --          (642,840)
   Net change in cash restricted for equipment financing purposes                         --           330,000
   Other                                                                              12,036            66,450
                                                                                ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                                             (2,975,890)       (1,636,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term debt and  capital leases:
     Third parties                                                                (2,569,987)       (2,113,318)
     Related parties                                                                (124,153)               --
   Principal pay-off of capital leases                                            (4,236,435)               --
   Extraordinary loss on early extinguishment of debt                              ( 296,000)               --
   Issuance of Common Stock from exercise of warrants and stock options           12,270,511           944,822
   Other                                                                              20,185                --
                                                                                ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                5,064,121      (  1,168,496)
                                                                                ------------      ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS - (unrestricted)                                                     8,870,104           218,976

CASH AND CASH EQUIVALENTS - (unrestricted) -
   Beginning of period                                                             4,643,158         2,341,519
                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS - (unrestricted) -
   End of period                                                                $ 13,513,262      $  2,560,495
                                                                                ============      ============


                See Notes to Consolidated Financial Statements.

                   SMT Health Services Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                  For The Six Month Period Ended June 30, 1997
                                  (Unaudited)


                                                                                                           Retained
                                         Common Stock               Preferred Stock       Additional       Earnings/      Total
                                     ---------------------         ------------------      Paid-In      (Accumulated  Stockholders
                                     Shares          Amount        Shares      Amount      Capital        Deficit)       Equity
                                     ------          ------        ------      ------     ----------     -----------  -----------
BALANCES - December 31, 1996         3,695,030     $36,950         --           --       $12,081,614      $ (719,021)  $11,399,543

 Exercise of Warrants and Stock
   Options (Note 8)                  2,051,270      20,513         --           --        12,249,998              --    12,270,511
 Tax Adjustment Resulting From
  Stock
   Option and Warrant Exercises
   (Note 5)                                 --          --         --           --           245,000              --       245,000
 Net Income                                 --          --         --           --                --       1,459,470     1,459,470
                                     ---------     -------      -----         ----       -----------      ----------    ----------
BALANCES - June 30, 1997             5,746,300     $57,463         --       $   --       $24,576,612      $  740,449   $25,374,524
                                     =========     =======      =====       ======       ===========      ==========   ===========



                See Notes to Consolidated Financial Statements.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

  NOTE 1 - BASIS OF PRESENTATION

  SMT Health Services Inc. and its wholly owned subsidiaries (the "Company") are engaged primarily in providing medical diagnostic imaging services to hospitals, physicians and patients. The Company, through its subsidiaries, currently operates twenty (including new MRI units acquired in April and June 1997, respectively) mobile Magnetic Resonance Imaging (MRI) Units ("MRI Units") in Pennsylvania, West Virginia, North Carolina, South Carolina, Virginia, Kentucky and Ohio.

  The Company's Common Stock currently trade on the National Association of Securities Dealers, Inc. Automated Quotations Systems (NASDAQ) National Market System under the symbol "SHED".

  The unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 1997 and 1996 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  The financial statements reflect normal recurring accounting adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results for the entire current fiscal year ending December 31, 1997. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996 which is on file at the Securities and Exchange Commission.

  Certain amounts in the June 30, 1996 Statements of Earnings and Cash Flows have been reclassified to conform with the June 30, 1997 presentation.


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

                                 JUNE 30, 1997

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

  The Company's options and warrants to acquire Common Shares exceeded 20% of the number of Common Shares outstanding for the three and six month periods ended June 30, 1997 and 1996 and accordingly, the Treasury Stock Method has been modified in determining the dilutive effect of the options and warrants on earnings per share data for those periods.

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

                                 JUNE 30, 1997

  NOTE 2 - NET EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT
           (Continued)

  Had the Company been permitted to adopt the Statement as of January 1, 1997, the second quarter and six months ended June 30, 1997 pro forma Basic and Diluted EPS would have been:


                                        Three Months   Three Months      Six Months       Six Months
                                            Ended          Ended            Ended            Ended
                                        June 30, 1997  June 30, 1996    June 30, 1997    June 30, 1996
                                        -------------  -------------  -----------------  -------------

Basic:
 Earnings before extraordinary item        $      .16     $      .19        $      .32      $      .35
 Extraordinary loss per share                      --             --              (.03)             --
                                           ----------     ----------        ----------      ----------
  Net Basic Earnings per share             $      .16     $      .19        $      .29      $      .35
                                           ==========     ==========        ==========      ==========
Diluted:
 Earnings before extraordinary item        $      .15     $      .14        $      .30      $      .27
 Extraordinary loss per share                      --             --              (.03)             --
                                           ----------     ----------        ----------      ----------
  Net Diluted Earnings per share           $      .15     $      .14        $      .27      $      .27
                                           ==========     ==========        ==========      ==========

 Weighted Average Shares Outstanding        5,718,000      2,998,000         5,081,000       2,919,000
                                           ==========     ==========        ==========      ==========

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

                                 JUNE 30, 1997

NOTE 3 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

The Company is not dependent on any one customer or geographic region as a source of its revenues. However, the Company utilizes the services of Hospital Shared Services to process approximately 29% of its billings and collections.


NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

                                       June 30,    December 31,
                                         1997          1996
                                      -----------  ------------

Capital lease and loan obligations    $23,080,174   $27,209,926

Less current portion                    5,927,827     6,349,962
                                      -----------  ------------

                                      $17,152,347   $20,859,964
                                      ===========  ============

The total cost and accumulated amortization of property securing capital lease and loan obligations at June 30, 1997 were approximately $33,999,000 and $7,600,000, respectively. Interest rates related to such long-term debt and capital leases range from approximately 8.0% to 10.5%.

During March 1997, the Company paid-off the remaining principal balance of three capital lease obligations totaling $4,236,000. The interest rates under these capital leases ranged from 10.6% to 13.5% and the monthly cashflow savings approximates $128,000 (Note 10).

The long-term debt and capital lease obligations balance includes approximately $690,000 of capital lease obligations due to third parties related to the equipment at the Auburn Regional Center for Cancer Care and Airport Regional Imaging Center, which the Company had treated as discontinued operations and sold in October 1994 and June 1995, respectively. Accordingly, the Company has recorded an offsetting receivable for the lease receivables due from the purchasers of the centers. Such lease receivables are secured by the equipment and accounts receivable of the centers.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                 JUNE 30, 1997

NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

On April 12, 1997 the Company took delivery of and began operation of a new 1.0 Tesla mobile MRI unit. This unit cost approximately $1.9 million and the Company financed approximately $1.5 million over a 60 month period requiring monthly payments of approximately $30,000. This unit experienced mechanical problems and in July 1997 was returned for a full refund. The Company replaced this unit in July 1997 with a new unit which cost approximately $1.8 million and was purchased for cash.

On June 26, 1997 the Company purchased a new 1.0 Tesla mobile MRI unit. This unit cost $1.8 million and the Company paid $1.3 million in cash, net of an approximate $525,000 trade-in value for an older .5 Tesla unit. The Company is leasing this unit to GE Medical Systems for three months and will take delivery of the new unit and complete the .5 Tesla unit trade-in during October 1997.

On June 30, 1997 the Company took delivery of and began operation of a new 1.0 Tesla mobile MRI unit. The unit cost $1.7 million and the Company financed approximately $1.3 million over a 60 month period requiring payments of approximately $29,000 (Note 11).


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

As a result of the exercise of stock options and warrants pursuant to the Company's 1991 Employee Stock Option Plan and the 1995 Director Warrant Plan, respectively, during the six month period ended June 30, 1997, the Company is entitled to a tax deduction of approximately $927,000. The deduction relates to the difference between the option exercise price and the fair market value of the Common Stock at the time of such exercises. In accordance with SFAS 109, the Company recorded a deferred tax asset of approximately $245,000 related to this deduction and in accordance with Accounting Principles Board Opinion 25 (APB 25) a corresponding credit was made to additional paid-in capital. Management believes no deferred tax asset valuation allowance is necessary as of June 30, 1997.

At June 30, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4.6 million and $7.2 million, respectively, which are available to offset future federal and state taxable income through 2010 and 1999, respectively.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                 JUNE 30, 1997

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company entered into various capital leases or financing arrangements (including new units and unit upgrades) aggregating approximately $3,000,000 and $5,715,000 during the six months ended June 30, 1997 and 1996, respectively. These amounts were recorded as long-term debt and obligations under capital leases and as mobile MRI equipment.

The total amount of interest payments during the six months ended June 30, 1997 and 1996 were approximately $1,100,000 and $960,000, respectively. In addition, income tax payments for the six months ended June 30, 1997 and 1996 were approximately $19,000 and $196,000, respectively.


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


NOTE 8 - STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 1997, stock options and Warrants covering 82,367 and 80,250 shares of Common Stock, respectively, were exercised pursuant to the Company's 1991 and 1996 Employee Stock Option Plans and the 1995 Director Warrant Plan. The Company received approximately $312,000 and $291,000 as a result of such stock option and Warrant exercises, respectively. At June 30, 1997 options to purchase 557,789 shares and Warrants to purchase 454,750 shares were exercisable pursuant to the employee stock option plans and director warrant plan, respectively.

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

                                 JUNE 30, 1997


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

NOTE 11 - SUBSEQUENT EVENT: TENDER OFFER AND MERGER

On June 23, 1997, the Company signed a definitive agreement with Three Rivers Acquisition Corp. ("Three Rivers"), an affiliate of Apollo Management, L.P. ("Apollo"), whereby Three Rivers agreed to commence a cash tender offer to acquire all of the outstanding shares of the Company for $11.75 per share, to be followed by a merger. The tender offer commenced on June 30, 1997. The total transaction is valued at approximately $100 million including outstanding stock options and warrants and the assumption of debt.

On August 5, 1997, Three Rivers successfully completed its $11.75 per share cash tender offer. The depository for the offer informed Three Rivers that 5,280,297 shares (91.9% of the outstanding shares) were validly tendered and not withdrawn prior to the expiration of the offer, including 2,841 shares tendered pursuant to notice of guaranteed delivery procedures. All shares validly tendered and not withdrawn were accepted for payment of $11.75 per share in cash. The remaining shares of the Company will be converted into the right to receive $11.75 per share in cash in a merger between the Company and Three Rivers. The merger is expected to be consummated in September 1997.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                 JUNE 30, 1997

NOTE 11 - SUBSEQUENT EVENT: TENDER OFFER AND MERGER (Continued)

On August 5, 1997, Three Rivers Holding Corp., Three Rivers, the Company and various lenders entered into an $80 million credit facility that was used to fund a portion of the cash tender and to refinance approximately $19 million of Company indebtedness. The remainder of the credit facility will be used for working capital requirements and general corporate purposes of the Company. The remainder of the cash tender was funded with an approximate $35 million investment by Three Rivers.

The Company accrued $220,000 as of June 30, 1997 for professional fees related to the aforementioned merger and tender offer. The fees were primarily related to legal and accounting services.

On July 23, 1997, Alliance Imaging, Inc. ("Alliance") entered into an Agreement and Plan of Merger (the "Recapitalization Merger Agreement") with Newport Investment LLC (the "Investor"), a Delaware limited liability company and an affiliate of Apollo. In connection with the Recapitalization Merger contemplated by the Recapitalization Merger Agreement and subject to certain conditions Alliance will acquire all the shares of common stock of a new holding company formed by Apollo to acquire the Company (the "Acquisition"). After the Recapitalization Merger and the Acquisition, affiliates of Apollo will own approximately 90% of the outstanding common stock of Alliance, and Alliance's existing shareholders will own approximately 10% of the outstanding common stock of Alliance.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

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

                                                   Percentage of Revenue            Increase (Decrease) Prior Year
-------------------------------------------------------------------------------------------------------------------
                                                 Three              Six Months            Three      Six Months
                                             Months Ended              Ended           Months Ended     Ended
-------------------------------------------------------------------------------------------------------------------
                                           6/30/97   6/30/96     6/30/97    6/30/96       6/30/97      6/30/97
-------------------------------------------------------------------------------------------------------------------
Revenues                                     100%      100%        100%       100%       $2,320,000   $4,480,000
-------------------------------------------------------------------------------------------------------------------
Cost & Expenses:
-------------------------------------------------------------------------------------------------------------------
   Operating                                  31%       33%         31%        33%          643,000    1,262,000
-------------------------------------------------------------------------------------------------------------------
   Depreciation & Amortization                24%       24%         24%        24%          514,000    1,085,000
-------------------------------------------------------------------------------------------------------------------
   S, G & A                                   14%       15%         14%        16%          274,000      534,000
-------------------------------------------------------------------------------------------------------------------
   Interest                                    7%       11%          8%        11%          (12,000)     133,000
-------------------------------------------------------------------------------------------------------------------
   Other                                       3%       --           2%        --           220,000      220,000
-------------------------------------------------------------------------------------------------------------------
Total Costs and Expenses                      79%       83%         79%        84%        1,639,000    3,234,000
-------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes
and Extraordinary Item                        21%       17%         21%        16%          681,000    1,246,000
-------------------------------------------------------------------------------------------------------------------
Income Taxes                                   9%        5%          9%         5%          365,000      626,000
-------------------------------------------------------------------------------------------------------------------
Net Income Before Extraordinary Item          12%       12%         12%        11%          316,000      620,000
-------------------------------------------------------------------------------------------------------------------
Extraordinary Loss on Early                   --        --           1%        --               --       181,000
Extinguishment of Debt
-------------------------------------------------------------------------------------------------------------------
Net Income                                    12%       12%         11%        11%       $  316,000   $  439,000
-------------------------------------------------------------------------------------------------------------------

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 JUNE 30, 1997


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

                 Three Months Ended June 30, 1997 Compared To
                     The Three Months Ended June 30, 1996

Revenues for the second quarter of 1997 increased $2,320,000, or 50%, to $6,947,000 compared to $4,628,000 for the second quarter of 1996. The increase in revenue is principally due to four new units placed into service during late 1996 and a new unit placed into service during mid-April 1997. In addition, the upgrade of three units to newer technology during 1996 and increased utilization of the Company's mobile MRI units also contributed to the increased revenue. Revenues derived from hospitals which the Company serviced in both comparable periods increased approximately 21% during the second quarter of 1997 compared to the second quarter of 1996 primarily as a result of increased MRI procedures. The Company operated an average of approximately 19 units during the second quarter of 1997 compared to approximately 13 units during the 1996 second quarter. During the second quarter of 1997, the Company performed 16,763 MRI scans representing an increase of 5,628, or 51%, over the 11,135 MRI scans during the second quarter of 1996. Average scans per day per unit increased .7 to 11.5 scans per day during the second quarter 1997 compared to 10.8 during the second quarter 1996. The average fee per scan approximated $394 for the second quarter of 1997 versus $408 for the second quarter of 1996. The $14, or 3%, decrease in average fee per scan primarily related to discounted fees provided to customers based upon higher scan volumes.

Operating expenses increased $643,000, or 42%, to $2,168,000 during the second quarter of 1997 compared to $1,525,000 during the second quarter of 1996. Approximately $491,000, or 76% of the increase, is due to operating expenses associated with four new units purchased during late 1996 and the new unit placed into service during April 1997. The remaining increase of $152,000, or 24%, is primarily due to higher payroll costs for operational personnel. Operating expenses per scan decreased $8, or 6%, to approximately $129 compared to $137 per scan during the second quarter of 1996 primarily due to higher scan volumes.

Depreciation and amortization expenses increased $514,000, or 46%, in the second quarter of 1997 to $1,634,000 from $1,120,000 during the second quarter of 1996. This increase was primarily due to depreciation expense associated with the four new units purchased during late 1996, the new unit purchased during April 1997, as well as the upgrade of three units to newer technology during 1996.

Selling, general and administrative costs in the second quarter of 1997 increased $274,000 to $965,000, or 14% of revenues, compared to $691,000, or 15% of revenues during the second quarter of 1996. The increase is primarily due to an approximate $170,000 increase in executive compensation and costs related to the Company's management bonus plan, $26,000 increase in marketing expenses, $23,000 increase in miscellaneous taxes, $19,000 increase in travel and entertainment, and an increase of approximately $17,000 in directors fees and expenses.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 JUNE 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

                 Three Months Ended June 30, 1997 Compared To
                     The Three Months Ended June 30, 1996
                                  (Continued)

Interest expense for the second quarter of 1997 decreased $12,000 to $477,000 from $489,000 in the second quarter of 1996, primarily as a result of the three leases paid off in March 1997, partially offset by interest expenses related to the financing of the four new units purchased during late 1996, the new unit purchased in April 1997, as well as the upgrade of three units to newer technology during 1996. Interest expense decreased as a percentage of revenue to 7% in the second quarter of 1997 compared to 11% of revenue in the second quarter of 1996.

The Company recorded $220,000 of the expenses regarding professional fees incurred related to the tender offer and merger of the Company (See Liquidity and Capital Resources.)

The Company reported net income of $879,000, or $.15 per share, during the second quarter of 1997 versus $563,000, or $.14 per share, during the second quarter of 1996. Excluding the $220,000 (approximately $132,000, net of tax effect) recorded for expenses regarding professional fees incurred related to the tender offer and merger of the Company, net income would have approximated $1,011,000, or $.17 per share, during the second quarter of 1997. Income tax expense for the second quarter of 1997 was $605,000, an effective tax rate of approximately 40%, as compared to income tax expense of $240,000, an effective tax rate of approximately 30%, for the second quarter of 1996.

 Six Months Ended June 30, 1997 Compared To The Six Months Ended June 30, 1996

Revenues for the six months ended June 30, 1997 increased $4,480,000, or 51%, to $13,289,000 compared to $8,809,000 for the six months ended June 30, 1996. The increase in revenue is principally due to three new units placed into service during the latter part of the 1996 first quarter, four additional units subsequently placed into service during 1996, and a new unit placed into service during mid-April 1997. In addition, the upgrade of three units to newer technology during 1996 and increased utilization of the Company's mobile MRI units also contributed to the increased revenue. Revenues derived from hospitals which the Company serviced in both comparable periods increased approximately 22% during the six months ended June 30, 1997 compared to the six months ended June 30, 1996, primarily as a result of increased MRI procedures. The Company operated an average of approximately 18.5 units during the six months ended June 30, 1997 compared to approximately 13 units during the six months ended June 30, 1996. During the six months ended June 30, 1997, the Company performed 31,900 MRI scans representing an increase of 11,273, or 55%, over the 20,627 MRI scans during the six months ended June 30, 1996. Average scans per day per unit increased .6 to 11.5 scans per day during the six months ended June 30, 1997 compared to 10.9 during the six months ended June 30, 1996. The average fee per scan approximated $396 for the six months ended June 30, 1997 versus $414 for the six months ended June 30, 1996. The $18, or 4%, decrease in average fee per scan primarily related to discounted fees provided to customers based upon higher scan volumes.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 JUNE 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

 Six Months Ended June 30, 1997 Compared To The Six Months Ended June 30, 1996
                                   (Continued)

Operating expenses increased $1,262,000, or 44%, to $4,153,000 during the six months ended June 30, 1997 compared to $2,891,000 during the six months ended June 30, 1996. Approximately $970,000, or 77% of the increase, is due to operating expenses associated with three new units purchased between February and March of the 1996 first quarter, the four additional units subsequently purchased during 1996, and the new unit placed into service during April 1997. The remaining increase of $292,000, or 23%, is primarily due to higher payroll
costs for operational personnel.   Operating expenses per scan decreased $10, or
7%, to approximately $130 compared to $140 per scan during the six months ended June 30, 1996 primarily due to higher scan volumes.

Depreciation and amortization expenses increased $1,085,000, or 52%, for the six months ended June 30, 1997 to $3,194,000 from $2,109,000 during the six months ended June 30, 1996. This increase was primarily due to depreciation expense associated with the three new units purchased between February and March of the 1996 first quarter, the four additional units subsequently purchased during 1996, the new unit placed into service in April 1997, as well as the upgrade of three units to newer technology during 1996.

Selling, general and administrative costs for the six months ended June 30, 1997 increased $534,000 to $1,907,000, or 14% of revenues, compared to $1,373,000, or 16% of revenues during the six months ended June 30, 1996. The increase is primarily due to an approximate $308,000 increase in executive compensation and costs related to the Company's management bonus plan, an approximate $94,000 increase in marketing expenses, $41,000 increase in miscellaneous taxes, $35,000 increase in travel and entertainment, $26,000 increase in director fees and expenses, and $16,000 increase in insurance costs, partially offset by a reduction in consulting expenses.

Interest expense for the six months ended June 30, 1997 increased $133,000 to $1,080,000 from $946,000 during the six months ended June 30, 1996, primarily as a result of the three new units purchased between February and March of the 1996 first quarter, the four additional units subsequently purchased during 1996, the new unit purchased in April 1997, as well as the upgrade of three units to newer technology during 1996. This increase was partially offset by interest savings of approximately $114,000 related to the payoff of three leases in March 1997. Interest expense decreased as a percentage of revenue to 8% in the six months ended June 30,1997 compared to 11% of revenue during the six months ended June 30, 1996.

The Company recorded $220,000 of the expenses regarding professional fees incurred related to the tender offer and merger of the Company (See Liquidity and Capital Resources.)

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 JUNE 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

 Six Months Ended June 30, 1997 Compared To The Six Months Ended June 30, 1996
                                   (Continued)

The Company reported net income before an extraordinary loss of $1,640,000, or $.30 per share, during the six months ended June 30, 1997 versus $1,020,000, or $.27 per share during the six months ended June 30, 1996. Excluding the $220,000 (approximately $132,000, net of tax effect) recorded for expenses regarding professional fees incurred related to the tender offer and merger of the Company, net income before extraordinary loss would have approximated $1,772,000 or $.33 per share, during the six months ended June 30, 1997. Income tax expense for the six months ended June 30, 1997 was $1,095,000, an effective tax rate of approximately 40%, as compared to income tax expense of $469,000, an effective tax rate of approximately 32%, for the six months ended June 30, 1996. The Company reported an extraordinary loss on early extinguishment of debt (see
Note 10 to the Company's Unaudited Consolidated Financial Statements included in
Item 1 and incorporated herein by reference) of $181,000, or $.03 per share, net of an income tax benefit of $115,000, primarily as a result of pre-payment penalties related to the debt pay-off.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Company's cash provided by operations was $6,782,000 as compared to $3,024,000 during the six months ended June 30, 1996. This increase of $3,758,000 is principally due to an increase in revenues during the six months ended June 30, 1997 compared to the comparable prior year period. The Company operated an average of approximately 18.5 units during the six months ended June 30, 1997 compared to approximately 13 units during the six months ended June 30, 1996. In addition, revenues derived from hospitals which the Company serviced in both comparable periods increased approximately 22% during the six months ended June 30, 1997.

The Company used cash in investing activities during the six months ended June 30, 1997 of $2,976,000 primarily related to the down payment on the purchase of a new MRI unit in April 1997, the cash purchase of a new MRI unit in June 1997 and the down payment on a new unit purchased on June 30, 1997, as well as the purchase of laser cameras and other upgrade equipment for several of the Company's existing units.

The Company obtained cash from financing activities during the six months ended June 30, 1997 of approximately $5,064,000 primarily related to the $12,271,000 received upon the exercise of warrants and stock options , including the conversion of 1,677,000 publicly traded warrants which resulted in the issuance of 1,882,000 shares of Common Stock and proceeds of approximately $11,700,000 (see Note 8 to the Company's Unaudited Consolidated Financial Statements included in Item 1 and incorporated herein by reference). This increase was offset by $2,694,000 of principal payments under long-term debt and capital leases as well as the principal pay-off of three capital leases totaling $4,532,000. The interest rates under

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 JUNE 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

these capital leases ranged from 10.6% to 13.5% and will result in monthly cashflow savings of approximately $128,000 (see Note 10 to the Company's Unaudited Consolidated Financial Statements included in Item 1 and incorporated herein by reference). The Company experienced a net increase in unrestricted cash and cash equivalents of approximately $8,870,000 during the six months ended June 30, 1997 and maintained an unrestricted cash balance at June 30, 1997 of approximately $13,513,000. The Company also maintained a restricted cash balance of $400,000 at June 30, 1997.

The Company's trade accounts receivable balance increased by $402,000 to $2,128,000 at June 30, 1997, primarily due to higher service revenues during the quarter ended June 30, 1997. In the experience of the Company, average accounts receivable collections typically do not exceed 40 days, as there are no billings subject to traditional third-party payors, and the accounts receivable balance turned over approximately seven times during the six months ended June 30, 1997. Approximately 29% of the Company's billings and collections are processed through Hospital Shared Services ("HSS"), a representative of certain hospitals. As a fee for these services, HSS retains approximately 2.5% of gross billings to these hospitals and the Company records the service revenues and related receivables net of such fees.

At June 30, 1997, the Company had working capital of $8,704,000. In addition, the Company's cash flow from operations totaled $6,782,000 for the six months ended June 30, 1997 and the Company continues to generate a positive cash flow. The Company has been able to meet all past debt service obligations, currently is able to meet all such obligations, and anticipates it will continue to meet such obligations. As in the past, management anticipates that such obligations will be funded by the revenues generated by the Mobile Units.

To date, the Company has financed its equipment acquisitions and working capital requirements with loans and leases, from internal cash flow and capital contributions. During June 1997 the Company purchased a new unit for approximately $1.3 million in cash . Accordingly, as of June 30, 1997, the Company was a party to leases and loans covering all but four of its mobile MRI units. The aggregate outstanding principal balance of all such leases and loans was approximately $23,080,000 at June 30, 1997.

The Company has outstanding a letter-of-credit totaling $400,000 related to equipment financing at a freestanding diagnostic imaging center which it sold in June 1995 and on which it remains obligated (see Note 4 of the Company's Unaudited Consolidated Financial Statements included in Item 1, which is incorporated herein by reference).

During the six months ended June 30, 1997, the Company signed long-term contracts with 10 new customers and extended for an additional two to three years 7 existing customer contracts. As of June 30, 1997, the Company serviced approximately 82 total customers.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 JUNE 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At June 30, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4.6 million and $7.2 million, respectively, which are available to offset future federal and state taxable income through 2010 and 1999, respectively (See Note 5 of the Company's Unaudited Consolidated Financial Statements included in Item 1 and incorporated herein by reference).

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

On April 12, 1997 the Company took delivery of and began operation of a new 1.0 Tesla mobile MRI unit. This unit cost approximately $1.9 million and the Company financed approximately $1.5 million over a 60 month period requiring monthly payments of approximately $30,000. The unit experienced mechanical problems and in July 1997 was returned for a full refund. The Company replaced this unit in July 1997 with a new unit which cost approximately $1.8 million and was purchased for cash.

On June 26, 1997 the Company purchased a new 1.0 Tesla mobile MRI unit. This unit cost $1.8 million and the Company paid $1.3 million in cash, net of an approximate $525,000 trade-in value for an older .5 Tesla unit. The Company is leasing this unit to GE Medical Systems for three months and will take delivery of the new unit and complete the .5 Tesla unit trade-in during October 1997.

On June 30, 1997 the Company took delivery of and began operation of a new 1.0 Tesla mobile MRI unit. The unit cost $1.7 million and the Company financed approximately $1.3 million over a 60 month period requiring payments of approximately $29,000. This unit was subsequently paid-off (see Note 11 of the Company's Unaudited Consolidated Financial Statements included in Item 1, which is incorporated herein by reference).

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 JUNE 30, 1997


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

Had the Company been permitted to adopt the Statement as of January 1, 1997, the second quarter and six months ended June 30, 1997 pro forma Basic and Diluted EPS would have been:

                                        Three Months   Three Months      Six Months       Six Months
                                            Ended          Ended            Ended            Ended
                                        June 30, 1997  June 30, 1996    June 30, 1997    June 30, 1996
                                        -------------  -------------  -----------------  -------------
Basic:
 Earnings before extraordinary item        $      .16     $      .19        $      .32      $      .35
  Extraordinary loss per share                     --             --              (.03)             --
                                           ----------     ----------        ----------      ----------
   Net Basic Earnings per share            $      .16     $      .19        $      .29      $      .35
                                           ==========     ==========        ==========      ==========

Diluted:
  Earnings before extraordinary item       $      .15     $      .14        $      .30      $      .27
  Extraordinary loss per share                     --             --              (.03)            --
                                           ----------     ----------        ----------      ----------
   Net Diluted Earnings per share          $      .15     $      .14        $      .27      $      .27
                                           ==========     ==========        ==========      ==========

 Weighted Average Shares Outstanding        5,718,000      2,998,000         5,081,000       2,919,000
                                           ==========     ==========        ==========      ==========

On June 23, 1997, the Company signed a definitive agreement with Three Rivers Acquisition Corp. ("Three Rivers"), an affiliate of Apollo Management, L.P. ("Apollo"), whereby Three Rivers agreed to commence a cash tender offer to acquire all of the outstanding shares of the Company for $11.75 per share, to be followed by a merger. The tender offer commenced on June 30, 1997.
The total transaction is valued at approximately $100 million including outstanding stock options and warrants and the assumption of debt.

                   SMT HEALTH SERVICES INC. AND SUBSIDIARIES

                                 JUNE 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On August 5, 1997, Three Rivers successfully completed its $11.75 per share cash tender offer. The depository for the offer has informed Three Rivers that 5,280,297 shares (91.9% of the outstanding shares) have been validly tendered and not withdrawn prior to the expiration of the offer, including 2,841 shares tendered pursuant to notice of guaranteed delivery procedures. All shares validly tendered and not withdrawn have been accepted for payment of $11.75 per share in cash. The remaining shares of the Company will be converted into the right to receive $11.75 per share in cash in a merger between the Company and Three Rivers. The merger is expected to be consummated in September 1997.

On August 5, 1997, Three Rivers Holding Corp., Three Rivers, the Company and various lenders entered into an $80 million credit facility that was used to fund a portion of the cash tender and to refinance approximately $19 million of Company indebtedness. The remainder of the credit facility will be used to fund acquisitions and for working capital purposes. The remainder of the cash tender was funded with an approximate $35 million investment by Three Rivers.

The Company accrued $220,000 as of June 30, 1997 for professional fees related to the aforementioned merger and tender offer. The fees were primarily related to legal and accounting services.

On July 23, 1997, Alliance Imaging, Inc. ("Alliance") entered into an Agreement and Plan of Merger (the "Recapitalization Merger Agreement") with Newport Investment LLC (the "Investor"), a Delaware limited liability company and an affiliate of Apollo. In connection with the Recapitalization Merger contemplated by the Recapitalization Merger Agreement and subject to certain conditions Alliance will acquire all the shares of common stock of a new holding company formed by Apollo to acquire the Company (the "Acquisition"). After the Recapitalization Merger and the Acquisition, affiliates of Apollo will own approximately 90% of the outstanding common stock of Alliance, and Alliance's existing shareholders will own approximately 10% of the outstanding common stock of Alliance. for all of the outstanding shares of common stock of the Company

                          PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

10.01   Agreement and Plan of Merger............. Incorporated herein by reference
        among Three Rivers Holding Corp.,         is Exhibit 99.(c)(1) to SMT's Solicitation/
        Three Rivers Acquisition Corp. and        Recommendation Statement on
        SMT Health Services Inc. dated as         Schedule 14D-9 dated June 30, 1997
        of June 24, 1997

10.02   Stockholder Agreement dated as of........ Incorporated herein by reference is
        June 24, 1997, among Three Rivers         Exhibit 99.(c)(2) to SMT's Solicitation/
        Holding Corp., Three Rivers Acquisition   Recommendation Statement on
        Corp., Jeff D. Bergman, Daniel            Schedule 14D-9 dated June 30, 1997
        Dickman, David Spindler and David Zynn

10.03*  Employment Agreement dated as of......... Incorporated herein by reference is
        June 24, 1997, among Three Rivers         Exhibit 99.(c)(3) to SMT's Solicitation/
        Holding Corp., Three Rivers Acquisition   Recommendation Statement on Schedule
        Corp., SMT Health Services Inc. and       14D-9 dated June 30, 1997
        Jeff D. Bergman

10.04*  Employment Agreement dated as of......... Incorporated herein by reference is
        June 24, 1997, among Three Rivers         Exhibit 99.(c)(4) to SMT's Solicitation/
        Holding Corp., Three Rivers Acquisition   Recommendation Statement on Schedule
        Corp., SMT Health Services Inc. and       14D-9 dated June 30, 1997
        Daniel Dickman

10.05*  Employment Agreement dated as of......... Incorporated herein by reference is
        June 24, 1997, among Three Rivers         Exhibit 99.(c)(5) to SMT's Solicitation/
        Holding Corp., Three Rivers Acquisition   Recommendation Statement on Schedule
        Corp., SMT Health Services Inc. and       14D-9 dated June 30, 1997
        David Spindler

10.06* Employment Agreement dated as of.......... Incorporated herein by reference is
       June 24, 1997, among Three Rivers          Exhibit 99.(c)(6) to SMT's Solicitation/
       Holding Corp., Three Rivers Acquisition    Recommendation Statement on Schedule
       Corp., SMT Health Services Inc. and        14D-9 dated June 30, 1997
       David Zynn

                         PART II - OTHER INFORMATION


Exhibit No.                                                 Reference
-----------                                                 ---------
10.07          Credit Agreement among Three Rivers.....  Filed herewith.
               Holding Corp., Three Rivers Acquisition
               Corp., SMT Health Services Inc., Various
               Lending Institutions, and Bankers Trust
               Company, as Agent dated as of August 5,
               1997

10.08          First Amendment to Credit Agreement.....  Filed herewith.
               among Three Rivers Holding Corp.,
               Three Rivers Acquisition Corp., SMT
               Health Services Inc., Various Lending
               Institutions, and Bankers Trust
               Company, as Agent dated as of
               August 12, 1997

11.01          Earnings Per Share Computation..........  Filed herewith.

27.01          Financial Data Schedule.................  Filed herewith.

99.01          Press release dated June 24, 1997.......  Incorporated herein by reference is
                                                         Exhibit (a)(8) to SMT's Solicitation/
                                                         Recommendation Statement on
                                                         Schedule 14D-9 dated June 30, 1997

99.02          Press release dated July 24, 1997.......  Incorporated herein by reference is
                                                         Exhibit 99.D1 to SMT's Solicitation/
                                                         Recommendation Statement on
                                                         Schedule 14D-9 (Amendment No. 1)
                                                         dated July 24, 1997

99.03          Press release dated August 6, 1997......  Incorporated herein by reference is
                                                         Exhibit (a)(15) to SMT's Tender
                                                         Offer Statement on
                                                         Schedule 14D-1 (Amendment No. 4 -
                                                         Final Amendment) dated August 6, 1997

        (b)  Report on Form 8-K

             During the quarter ended June 30, 1997, the Company filed one report on Form 8-K for the press release dated June 24, 1997 regarding the tender offer and merger of the Company by an affiliate of Apollo Management L.P .

_________________________
*Denotes management agreement or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the understanding thereunto duly authorized.



                           SMT Health Services Inc.
                                 (Registrant)



Date:    August 12, 1997    By:          /s/ Jeff D. Bergman
                               ------------------------------------------
                               Jeff D. Bergman
                               Chairman and Chief Executive Officer



Date:    August 12, 1997    By:       /s/ David A. Zynn
                               ------------------------------------------
                               David A. Zynn
                               Chief Financial Officer, Treasurer
                               and Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                                                  Reference
-----------                                                  ---------
10.01   Agreement and Plan of Merger............. Incorporated herein by reference
        among Three Rivers Holding Corp.,         is Exhibit 99.(c)(1) to SMT's Solicitation/
        Three Rivers Acquisition Corp. and        Recommendation Statement on
        SMT Health Services Inc. dated as         Schedule 14D-9 dated June 30, 1997
        of June 24, 1997

10.02   Stockholder Agreement dated as of........ Incorporated herein by reference is
        June 24, 1997, among Three Rivers         Exhibit 99.(c)(2) to SMT's Solicitation/
        Holding Corp., Three Rivers Acquisition   Recommendation Statement on
        Corp., Jeff D. Bergman, Daniel            Schedule 14D-9 dated June 30, 1997
        Dickman, David Spindler and David Zynn

10.03*  Employment Agreement dated as of......... Incorporated herein by reference is
        June 24, 1997, among Three Rivers         Exhibit 99.(c)(3) to SMT's Solicitation/
        Holding Corp., Three Rivers Acquisition   Recommendation Statement on Schedule
        Corp., SMT Health Services Inc. and       14D-9 dated June 30, 1997
        Jeff D. Bergman

10.04*  Employment Agreement dated as of......... Incorporated herein by reference is
        June 24, 1997, among Three Rivers         Exhibit 99.(c)(4) to SMT's Solicitation/
        Holding Corp., Three Rivers Acquisition   Recommendation Statement on Schedule
        Corp., SMT Health Services Inc. and       14D-9 dated June 30, 1997
        Daniel Dickman

10.05*  Employment Agreement dated as of......... Incorporated herein by reference is
        June 24, 1997, among Three Rivers         Exhibit 99.(c)(5) to SMT's Solicitation/
        Holding Corp., Three Rivers Acquisition   Recommendation Statement on Schedule
        Corp., SMT Health Services Inc. and       14D-9 dated June 30, 1997
        David Spindler

10.06* Employment Agreement dated as of.......... Incorporated herein by reference is
       June 24, 1997, among Three Rivers          Exhibit 99.(c)(6) to SMT's Solicitation/
       Holding Corp., Three Rivers Acquisition    Recommendation Statement on Schedule
       Corp., SMT Health Services Inc. and        14D-9 dated June 30, 1997
       David Zynn

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                                                 Reference
-----------                                                 ---------
10.07          Credit Agreement among Three Rivers.....  Filed herewith.
               Holding Corp., Three Rivers Acquisition
               Corp., SMT Health Services Inc., Various
               Lending Institutions, and Bankers Trust
               Company, as Agent dated as of August 5,
               1997

10.08          First Amendment to Credit Agreement.....  Filed herewith.
               among Three Rivers Holding Corp.,
               Three Rivers Acquisition Corp., SMT
               Health Services Inc., Various Lending
               Institutions, and Bankers Trust
               Company, as Agent dated as of
               August 12, 1997

11.01          Earnings Per Share Computation..........  Filed herewith.

27.01          Financial Data Schedule.................  Filed herewith.

99.01          Press release dated June 24, 1997.......  Incorporated herein by reference is
                                                         Exhibit (a)(8) to SMT's Solicitation/
                                                         Recommendation Statement on
                                                         Schedule 14D-9 dated June 30, 1997

99.02          Press release dated July 24, 1997.......  Incorporated herein by reference is
                                                         Exhibit 99.D1 to SMT's Solicitation/
                                                         Recommendation Statement on
                                                         Schedule 14D-9 (Amendment No. 1)
                                                         dated July 24, 1997

99.03          Press release dated August 6, 1997......  Incorporated herein by reference is
                                                         Exhibit (a)(15) to SMT's Tender
                                                         Offer Statement on Schedule 14D-1
                                                         (Amendment No. 4 - Final Amendment)
                                                         dated August 6, 1997

_________________________
*Denotes management agreement or compensatory plan or arrangement.